Form 10-Q
period 1995-06-30
TMBR SHARP DRILLING INC
filed 1995-08-11
CIK 751288

                                      Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

                                          OR

     ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to

                            Commission file number 0-12757

                              TMBR/SHARP DRILLING, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     TEXAS                                    75-1835108
         -------------------------------                  -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

              4607 WEST INDUSTRIAL BLVD.
                    MIDLAND, TEXAS                                79703
         ----------------------------------------               ----------
         (Address of principal executive offices)               (Zip Code)

               Registrant's telephone number (area code) (915) 699-5050

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at August 4, 1995
          ----------------------------         -----------------------------
                (Title of Class)                         3,232,786

                       Page 1 of 19 Sequentially Numbered Pages

                              TMBR/SHARP DRILLING, INC.
                              QUARTERLY REPORT FORM 10-Q

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)  . . . . . . . . . . . .   3

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1995 and
                  March 31, 1995 . . . . . . . . . . . . . . . . . . . .   4

                Statements of Operations, Three Months
                  Ended June 30, 1995 and 1994 . . . . . . . . . . . . .   6

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   8

                Statements of Cash Flows, Three Months
                  Ended June 30, 1995 and 1994 . . . . . . . . . . . . .   9

                Notes to Financial Statements  . . . . . . . . . . . . .  10

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  12


     Part II.  Other Information . . . . . . . . . . . . . . . . . . . .  15

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  16

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  16

                              TMBR/Sharp Drilling, Inc.

                              4607 West Industrial Blvd.
                                Midland, Texas  79703



                            ______________________________



                                   QUARTERLY REPORT


                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934



                                      FORM 10-Q



                            ______________________________




                                 PART I OF TWO PARTS

                          FINANCIAL INFORMATION (UNAUDITED)



                            ______________________________

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                   June 30,
                                                     1995            March 31,
       ASSETS                                     (Unaudited)          1995
       ------                                    -------------      -----------
     Current assets:
       Cash and cash equivalents                   $    160         $   1,590
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both June 30,
           and March 31, 1995                         5,491             2,568
       Inventories                                       45                45
       Deposits                                         513               513
       Other                                            111               265
                                                    --------          --------
         Total current assets                         6,320             4,981
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            38,578            38,308
       Oil and gas properties, based on
         successful efforts accounting                6,220             5,790
       Other property and equipment                   3,210             3,206
                                                    --------          --------
                                                     48,008            47,304

     Less accumulated depreciation,
       depletion and amortization                   (42,775)          (42,505)
                                                    --------          --------

         Net property and equipment                   5,233             4,799
                                                    --------          --------

     Other assets                                       260               260
                                                    --------          --------
         Total assets                              $ 11,813          $ 10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                  June 30,
                                                    1995            March 31,
     Liabilities and Stockholders' Equity        (Unaudited)          1995
     ------------------------------------       ------------       -----------
     Current liabilities:
       Current portion of capital lease
         obligations                              $      72          $     92
       Trade payables                                 2,382             1,839
       Accrued workers' compensation                  1,297             1,220
       Loans from bank                                  745                --
       Leasehold purchase obligation                    267               386
       Other                                            711               728
                                                    --------          --------
          Total current liabilities                   5,474             4,265
                                                    --------          --------

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,501,525 and 4,393,525
         shares at June 30 and
         March 31, 1995, respectively                   450               439
       Additional paid-in capital                    60,582            60,540
       Accumulated deficit                          (54,543)          (55,054)
       Treasury stock-common, 1,268,739
         shares at June 30 and
         March 31, 1995, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  6,339             5,775
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  11,813         $  10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)

                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
       Revenues:
          Contract drilling                      $    5,931        $    3,319
          Oil and gas                                   359               141
                                                 -----------       -----------
              Total revenues                          6,290             3,460
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           5,004             2,816
          Oil and gas production                         84                59
          Dry holes and abandonments                     16               215
          Depreciation, depletion and
            amortization                                270               215
          General and administrative                    396               326
                                                 -----------       -----------
              Total operating costs
                and expenses                          5,770             3,631
                                                 -----------       -----------
              Operating income (loss)                   520              (171)
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (32)              (39)
          Gain on sales of assets                        --                29
          Other, net                                     35                33
                                                 -----------       -----------
          Total other income                              3                23
                                                 -----------       -----------
       Net income (loss) before income
          tax provision                                 523              (148)
       Provision for income taxes                       (12)               --
                                                 -----------       -----------
       Net income (loss)                                511              (148)
                                                 -----------       -----------
       Net income (loss) attributable
         to common stockholders                  $      511        $     (148)
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
     Net income (loss) per share
       of common stock                           $      .13        $     (.04)
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,055,291         4,037,844
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                   Three Months Ended June 30,1995 (Unaudited) and

                              Year Ended March 31, 1995

                                   (In thousands)


                                                                            Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1995     4,394   $ 439     $ 60,540      $(55,054)     1,269  $(150)      $ 5,775

                 Exercise of
                   stock options        108      11           42            --         --     --            53

                 Net income              --      --           --           511         --     --           511
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   June 30,
                     1995             4,502   $ 450     $ 60,582      $(54,543)     1,269  $(150)      $ 6,339
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
             For the three months ended June 30,1995 and 1994 (Unaudited)
                                    (In thousands)

                                                    Three months ended June 30,
                                                  ------------------------------
                                                    1995                 1994
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income (loss)                           $    511             $   (148)
      Adjustments to reconcile net income (loss)
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                               270                  215
           Dry holes and abandonments                   16                  215
           Gain on sales of assets                      --                  (29)
           Changes in assets and liabilities:
            Trade receivables                       (2,923)                 (51)
            Deposits                                    --                  116
            Inventories and other assets               154                   53
            Trade payables                             543                    7
            Accrued interest and other liabilities      60                 (236)
                                                   --------             --------
             Total adjustments                      (1,880)                 290
                                                   --------             --------
             Net cash provided (required) by
              operating activities                  (1,369)                 142

    Cash flows from investing activities:
      Additions to property and equipment             (720)                (655)
      Proceeds from sales of property and
        equipment                                       --                   42
                                                   --------             --------
             Net cash required by
              investing activities                    (720)                (613)

    Cash flows from financing activities:
      Repayments of capital lease                      (20)                 (26)
      Issuance of common stock                          53                   96
      Loans from bank                                  745                   --
      Repayments of leasehold borrowings              (119)                  --
                                                   --------             --------
             Net cash provided by
              financing activities                     659                   70
                                                   --------             --------
             Net decrease in cash
              and cash equivalents                  (1,430)                (401)

    Cash and cash equivalents at beginning
      of period                                      1,590                1,039
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $   160              $   638
                                                   ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1995 were derived from the Company's audited financial statements included in its Form 10-K filed for the year then ended. The notes to such statements are hereby incorporated by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 1995 and March 31, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three month period ended June 30, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report for 1995 on Form 10-K.


     (2) Summary of Significant Accounting Policies

     Inventories

          Inventories  consist primarily  of  casing and  tubing.   The  Company
     values its inventories at the lower of cost or estimated net recoverable value using the specific identification method.

     Property and Equipment

          Drilling equipment is depreciated on a units-of-production method based on the monthly utilization of the equipment. Drilling equipment which  is  not utilized  during  a  month is  depreciated  using a  minimum utilization rate of approximately twenty-five percent. Estimated useful lives range from four to eight years.

          Oil and gas properties are accounted for using the successful efforts method. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it also has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of its working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment.

          Depletion of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units. Other property and equipment is depreciated using the straight-line method of depreciation with estimated useful lives of three to seven years.

          Major renewals and betterments are capitalized in the appropriate property accounts while the cost of repairs and maintenance is charged to operating expense in the period incurred. For assets sold or otherwise retired, the cost and related accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized.

     Net Income (Loss) Per Common Share

          Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. All common stock equivalents are considered anti-dilutive for purposes of calculating the net loss per share and dilutive for purposes of calculating the net income per share.


     (3)  Debt

          Line of Credit

          The Company and its lender entered into an agreement which provides for a $500,000 unsecured revolving line of credit ("LOC"). At June 30, 1995, $500,000 was outstanding under the LOC at 10% per annum. All outstanding principal and accrued interest due on this LOC was paid prior to its maturity on July 19, 1995.

          On June 30, 1995 the Company borrowed an additional $245,000 from its lender that was secured by accounts receivable. This note bears interest at 10% per annum. This loan was also paid prior to its maturity on July 3, 1995.

          Leasehold Purchase Obligation

          On December 9, 1994, the Company entered into an agreement with Paladin Exploration Co., Inc. ("Paladin") to acquire certain oil and gas leases. The Company has agreed to reimburse Paladin an aggregate amount of approximately $629,000 (including imputed interest at a rate of 9.5% per annum) for leasehold acquisition, legal and seismic costs incurred by Paladin associated with the acquisition of such leases. At June 30, 1995, the balance outstanding to Paladin was approximately $267,000.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 128,000 shares of common stock are currently outstanding with 80,500 of the options exercisable at June 30, 1995. No additional shares are available for granting. The Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

          1994 Stock Option Plan

          In July 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan") which authorized the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1994 Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. The 1994 Plan was ratified and approved by the stockholders at the Company's annual meeting of stockholders on August 30, 1994. The Company has not granted any options under the 1994 Plan.


     (5)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee limited to 5% of the employee's compensation.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

          At June 30, 1995, the Company had fully borrowed $500,000 against an unsecured revolving line of credit with its lender. The LOC bears interest at a rate of 10% per annum and matures on September 18, 1995. The LOC was paid in full on July 19, 1995, prior to its maturity. The Company borrowed an additional $245,000 from its lender on June 30, 1995. This note bears interest at a rate of 10% per annum and is secured by accounts receivable. The note was paid prior to its maturity on July 3, 1995. See Note (3).

          Additionally, the Company has entered into an agreement to fund approximately $629,000 including imputed interest at a rate of 9.5% per annum for leasehold acquisition, legal and seismic costs incurred in acquiring certain oil and gas leases. At June 30, 1995, the remaining obligation relating to this transaction was approximately $267,000. See Note (3).

          The Company intends to meet its capital resource requirements for fiscal 1996 through available cash balances on hand and cash flow provided through operations. If needed, the Company will consider borrowing the remaining funds available through the Company's LOC with its lender or selling equipment.

          The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. However, the cash flow generated from operations will continue to be directly affected by the level of drilling activity in the Company's areas of operations. By focusing on drilling contracts which can provide operating cash flow and maintaining its cost containment program, the Company believes its operating cash flow will improve. Cash required by operating activities was $1,369,000 for the three months ended June 30, 1995, compared with an inflow of $142,000 for the three months ended June 30, 1994. This increase in cash required by operating activities is primarily a result of an approximate $2.9 million increase in accounts receivable which relates primarily to one turnkey project.

     Results of Operations

          Total revenues were $6,290,000 for the three months ended June 30, 1995 which represents an 82% increase over the same period in 1994. This increase is a result of an increase in the rig utilization rates. Operating expenses as a percent of revenue were 92% for the three months ended June 30, 1995 versus 105% for the same period of the prior year. This decrease is also attributable to the increase in the rig utilization rates. Depreciation and depletion expense increased due to the Company's additional investment in oil and gas properties. General and administrative expenses increased due to an increase in corporate insurance expense.

          The increase in receivables relates to one turnkey project which the Company is currently drilling. This project is primarily the reason that the Company has had to borrow against its LOC. The turnkey portion of this project was completed in July, 1995. The Company estimates that the daywork portion of this project will be completed in August of 1995.

          Rig utilization rates were 53.5% for the three months ended June 30, 1995 compared to 33.6% in the same period in 1994. Rig utilization in the Company's operating market is difficult to project because contract drilling is a highly competitive industry. In addition, the number of rigs, industry wide, actually available for work cannot be accurately determined.

          Oil  and gas  revenues  increased by  approximately  155% due  to  the increase in the number of producing wells in which the Company has an ownership interest. Accordingly, oil and gas production expenses also increased.

          Net working capital was $846,000 for the period ended June 30, 1995 as compared to $716,000 for the period ended March 31, 1995. This increase in working capital is primarily a result of an increase in trade receivables.

     Financial Condition

          Recently, the Company has entered into several turnkey contracts which bear substantially more economic risk than footage or daywork contracts. Under a turnkey contract the Company contracts to drill a well to a specified depth and bears the risk of loss to that depth. The Company could experience substantial losses if drilling problems occur under a turnkey contract.

          The Company has experienced improved operating results which can be attributable to several factors. The Company's oil and gas exploration program has been successful and drilling rig utilization rates have stabilized as have drilling prices. The Company has substantially improved its safety record which has made a positive impact on worker's compensation costs. All of these factors coupled with a successful cost containment program have positively impacted the Company's operating margins. However, the Company is still subject to considerable uncertainty due to the instability of oil and gas prices, decreased demand for contract drilling services and intense competition which is prevalent in the contract drilling industry.

                              TMBR/Sharp Drilling, Inc.

                              4607 West Industrial Blvd.
                                Midland, Texas  79703



                            ______________________________



                                   QUARTERLY REPORT


                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934



                                      FORM 10-Q



                            ______________________________




                                 PART II OF TWO PARTS

                                  OTHER INFORMATION



                            ______________________________

     TMBR/SHARP DRILLING, INC.

     Item 1.  Legal Proceedings

          On March 19, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, largely as a result of the difficulty of verifying the insurance carrier's estimated claims and adjustments and the unavailability of SFIC personnel. However, an accrual was made in the Company's financial statements for the amount in question. In a related development, on June 5, 1995, the Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the amount of $729,177 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and as a result is entitled to reimbursement for all monies paid to claimants under these policies.

          The Company disagrees with the claims made by the Guaranty Association and intends to vigorously defend its position against the Receiver of SFIC and the Texas Guaranty Association. The Company believes that if the Guaranty Association's claim proves to be valid and enforceable then the Receiver's claim against the Company is either without merit or that its claim would be offset against the claims of the Guaranty Association. For these reasons, the Company has not accrued the Guaranty Association's claim in its financial statements.


     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TMBR/SHARP DRILLING, INC.
                                                 (Registrant)



     August 11, 1995                       /s/  Patricia R. Elledge
          Date                                  Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)

                                    Exhibit Index


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                        Description                          Page
     -------                       -----------                      ------------
       27                     Financial Data Schedule                    19
