Form 10-Q
period 1995-09-30
TMBR SHARP DRILLING INC
filed 1995-11-08
CIK 751288

                                      Form 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995

                                          OR

     ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______

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

                                                             Yes   X    No
                                                                 -----     -----
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at November 1, 1995
          ----------------------------         -------------------------------
                (Title of Class)                         3,257,386

                              TMBR/SHARP DRILLING, INC.
                              QUARTERLY REPORT FORM 10-Q

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)  . . . . . . . . . . . .   3

       Item 1.  Financial Statements

                Balance Sheets, September 30, 1995 and
                  March 31, 1995 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended September 30, 1995 and 1994 . .  . . . . . . . .   5

                Statements of Operations, Six Months
                  Ended September 30, 1995 and 1994  . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Six Months
                  Ended September 30, 1995 and 1994 . .  . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  14


     Part II.  Other Information . . . . . . . . . . . . . . . . . . . .  17

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  17

       Item 4.  Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . . .  18

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                 September 30,
                                                     1995            March 31,
       ASSETS                                     (Unaudited)          1995
       ------                                    -------------      -----------
     Current assets:
       Cash and cash equivalents                   $    639         $   1,590
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both
           September 30, and March 31, 1995           3,229             2,568
       Inventories                                       43                45
       Deposits                                         439               513
       Other                                            117               265
                                                    --------          --------
         Total current assets                         4,467             4,981
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            39,269            38,308
       Oil and gas properties, based on
         successful efforts accounting                7,368             5,790
       Other property and equipment                   3,211             3,206
                                                    --------          --------
                                                     49,848            47,304

     Less accumulated depreciation,
       depletion and amortization                   (43,033)          (42,505)
                                                    --------          --------

         Net property and equipment                   6,815             4,799
                                                    --------          --------

     Other assets                                       338               260
                                                    --------          --------
         Total assets                              $ 11,620          $ 10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                September 30,
                                                    1995            March 31,
     Liabilities and Stockholders' Equity        (Unaudited)          1995
     ------------------------------------       ------------       -----------
     Current liabilities:
       Current portion of capital lease
         obligations                              $      50          $     92
       Trade payables                                 2,869             1,839
       Accrued workers' compensation                  1,190             1,220
       Leasehold purchase obligation                     37               386
       Other                                            445               728
                                                    --------          --------
          Total current liabilities                   4,591             4,265
                                                    --------          --------

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,521,525 and 4,393,525
         shares at September 30 and
         March 31, 1995, respectively                   452               439
       Additional paid-in capital                    60,640            60,540
       Accumulated deficit                          (53,913)          (55,054)
       Treasury stock-common, 1,268,739
         shares at September 30, and
         March 31, 1995, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  7,029             5,775
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  11,620         $  10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)

                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     5,197       $     3,701
          Oil and gas                                   432               216
                                                 -----------       -----------
              Total revenues                          5,629             3,917
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           3,959             3,088
          Oil and gas production                        121                64
          Dry holes and abandonments                    274                86
          Depreciation, depletion and
            amortization                                255               110
          General and administrative                    375               368
                                                 -----------       -----------
              Total operating costs
                and expenses                          4,984             3,716
                                                 -----------       -----------
              Operating income                          645               201
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (35)              (27)
          Gain on sales of assets                        24                71
          Other, net                                     14                12
                                                 -----------       -----------
          Total other income                              3                56
                                                 -----------       -----------
       Net income before income
          tax provision                                 648               257
       Provision for income taxes                       (18)               --
                                                 -----------       -----------

       Net income                               $       630       $       257
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
     Net income per share
       of common stock                          $       .15       $       .06
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,086,560         4,030,218
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)

                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $    11,128       $     7,020
          Oil and gas                                   791               358
                                                 -----------       -----------
              Total revenues                         11,919             7,378
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           8,961             5,905
          Oil and gas production                        205               122
          Dry holes and abandonments                    291               301
          Depreciation, depletion and
            amortization                                525               325
          General and administrative                    771               694
                                                 -----------       -----------
              Total operating costs
                and expenses                         10,753             7,347
                                                 -----------       -----------
              Operating income                        1,166                31
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (67)              (66)
          Gain on sales of assets                        24               100
          Other, net                                     48                44
                                                 -----------       -----------
          Total other income                              5                78
                                                 -----------       -----------
       Net income before income
          tax provision                               1,171               109
       Provision for income taxes                       (30)               --
                                                 -----------       -----------

       Net income                               $     1,141       $       109
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
     Net income per share
       of common stock                          $       .28       $       .03
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,083,973         4,028,866
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Six Months Ended September 30,1995 (Unaudited) and

                              Year Ended March 31, 1995

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1995     4,394   $ 439     $ 60,540      $(55,054)     1,269  $(150)      $ 5,775

                 Exercise of
                   stock options        128      13          100            --         --     --           113

                 Net income              --      --           --         1,141         --     --         1,141
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   September 30,
                     1995             4,522   $ 452     $ 60,640      $(53,913)     1,269  $(150)      $ 7,029
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
            For the six months ended September 30,1995 and 1994 (Unaudited)
                                    (In thousands)

                                                  Six months ended September 30,
                                                  ------------------------------
                                                    1995                 1994
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $  1,141             $    109
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
          Depreciation, depletion and amortization     525                  325
          Dry holes and abandonments                   291                  301
          Gain on sales of assets                      (24)                (100)
          Changes in assets and liabilities:
           Trade receivables                          (661)                (367)
           Deposits                                     74                  194
           Inventories and other assets                 72                 (117)
           Trade payables                            1,030                 (306)
           Accrued interest and other liabilities     (313)                (218)
                                                   --------             --------
             Total adjustments                         994                 (288)
                                                   --------             --------
             Net cash provided (required) by
              operating activities                   2,135                 (179)

    Cash flows from investing activities:
      Additions to property and equipment           (2,834)                (976)
      Proceeds from sales of property and
        equipment                                       26                  106
                                                   --------             --------
             Net cash required by
              investing activities                  (2,808)                (870)

    Cash flows from financing activities:
      Repayments of capital lease                      (42)                 (50)
      Issuance of common stock                         113                   96
      Loans from bank                                   --                   --
      Repayments of leasehold borrowings              (349)                  --
                                                   --------             --------
             Net cash provided (required) by
              financing activities                    (278)                  46
                                                   --------             --------
             Net decrease in cash
              and cash equivalents                    (951)              (1,003)

    Cash and cash equivalents at beginning
      of period                                      1,590                1,039
                                                   --------             --------
    Cash and cash equivalents at end of period     $   639              $    36
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 1995 and March 31, 1995, the results of operations for the three and six months ended September 30, 1995 and 1994, and the cash flows for the six month period ended September 30, 1995 and 1994.

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

     Net Income Per Common Share

          Net income per share of common stock is based on the weighted average number of common shares outstanding during each period. All common stock equivalents are considered dilutive for purposes of calculating the net income per share.


     (3)  Debt

          Line of Credit

          The Company and its lender entered into an agreement which provides for a $1,000,000 revolving line of credit ("LOC") secured by the Company's accounts receivable. At September 30, 1995, the Company had not borrowed any funds against the LOC. The LOC bears interest at 1% above the Norwest Bank Minnesota, Base Rate and matures on July 15, 1996.

          Subsequent to the end of the quarter, on October 11, 1995, the Company borrowed $500,000 against the LOC.

          Leasehold Purchase Obligation

          On December 9, 1994, the Company entered into an agreement with Paladin Exploration Co., Inc. ("Paladin") to acquire certain oil and gas leases. The Company has agreed to reimburse Paladin an aggregate amount of approximately $629,000 (including imputed interest at a rate of 9.5% per annum) for leasehold acquisition, legal and seismic costs incurred by Paladin associated with the acquisition of such leases. At September 30, 1995, the balance outstanding to Paladin was approximately $37,000.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options.

     This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 108,000 shares of common stock are currently outstanding with 60,500 of the options exercisable at September 30, 1995. No additional shares are available for granting. The Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

     (6)  Subsequent Events

          On March 19, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by SFIC and its receiver, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any, largely as a result of the difficulty of verifying the insurance carrier's estimated claims and adjustments and the unavailability of SFIC personnel. However, an accrual was made in the

     Company's financial statements for the amount in question.

          In a related development, on November 3, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") seeks a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association is seeking to recover a total of $803,057.11.

          The Company disagrees with the claims made by the Guaranty Association and intends to vigorously defend this lawsuit. The Company believes that if the Guaranty Association's claim is ultimately determined to be valid and enforceable, then the Receiver's claim against the Company is either without merit or that its claim would be offset against the claims of the Guaranty Association. For these reasons, the Company has not accrued the Guaranty Association's claim in its financial statements.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

          The Company has entered into an agreement with an exploration and production company to fund approximately $629,000 including imputed interest at a rate of 9.5% per annum for leasehold acquisition, legal and seismic costs incurred in acquiring certain oil and gas leases. At September 30, 1995, the remaining obligation relating to this transaction was approximately $37,000. See Note (3).

          The Company intends to meet its capital resource requirements for fiscal 1996 through available cash balances on hand and cash flow provided through operations. If needed, the Company will consider borrowing the funds available through the Company's LOC with its lender.

          The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. However, the cash flow generated from operations will continue to be directly affected by the level of drilling activity in the Company's areas of operations. By focusing on drilling contracts which can provide operating cash flow and maintaining its cost containment program, the Company believes its operating cash flow will improve. Cash provided by operating activities was $2,135,000 for the six months ended September 30, 1995, compared with an outflow of $179,000 for the six months ended September 30, 1994.

     Results of Operations

          Total revenues were $5,629,000 and $11,919,000 for the three and six months ended September 30, 1995 which represents a 44% and a 62% increase over the same periods in 1994, respectively. Operating expenses as a percent of revenue were 86% and 90% for the three and six months ended September 30, 1995 versus 95% and 99% for the same period of the prior year. These changes can be attributed to an increase in rig utilization rates coupled with a slight increase in the footage and daywork prices the Company receives for contract drilling.

          Rig utilization rates were 40% and 47% for the three and six months ended September 30, 1995 as compared to 41% and 37% in the same periods in 1994. Rig utilization in the Company's operating market is difficult to project because contract drilling is a highly competitive industry. In addition, the number of rigs, industry wide, actually available for work cannot be accurately determined.

          Oil and gas revenues increased by approximately 100% and 121% for the three and six months ended September 30, 1995 compared to September 30, 1994 periods, respectively. Accordingly, oil and gas production expenses also increased. Depreciation and depletion expense has also increased due to the increase in the number of producing wells in which the Company has an ownership interest.

          On September 5, 1995, the Company entered into a 10 year License Agreement with the Government of the Republic of Palau and the State of Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. The Company plans to conduct exploration activities jointly with other parties or enter into farmout arrangements with third parties. The Company has agreed to commence drilling of an exploratory well no later than the last day of the second year of the license
     agreement.    The  Company  has also  agreed  to  commence  drilling  of an additional well within six months of the initial well. The Company estimates that it will cost approximately $6,000,000 to drill these two wells. The Company intends to sell enough interest in the project to retain a carried interest.

          Net working capital was a negative $124,000 for the period ended September 30, 1995 as compared to $716,000 for the period ended March 31, 1995. This decrease in working capital is a result of a decrease in cash and an increase in accounts payable. The Company has expended approximately 2.8 million in cash in the six months ended September 30, 1995 for asset acquisitions. The Company purchased a 110 National drilling rig with a depth capacity of 22,000 feet. Additionally, the Company continues to invest in oil and gas exploration projects.

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

     PART TWO - OTHER INFORMATION

     Item 1.  Legal Proceedings

          On March 19, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by SFIC and its receiver, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any, largely as a result of the difficulty of verifying the insurance carrier's estimated claims and adjustments and the unavailability of SFIC personnel. However, an accrual was made in the Company's financial statements for the amount in question.

          In a related development, on November 3, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") seeks a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association is seeking to recover a total of $803,057.11.

          The Company disagrees with the claims made by the Guaranty Association and intends to vigorously defend this lawsuit. The Company believes that if the Guaranty Association's claim is ultimately determined to be valid and enforceable, then the Receiver's claim against the Company is either without merit or that its claim would be offset against the claims of the Guaranty Association. For these reasons, the Company has not accrued the Guaranty Association's claim in its financial statements.

     Item 4.  Submission of matters to a vote of security holders.

          The Company's annual meeting of stockholders was held on August 31, 1995. At the meeting, the following persons were elected to serve as Directors of the Company until the 1996 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) David N. Fitzgerald and (4) Joe
     G. Roper.

          Set forth below is a tabulation of votes with respect to each nominee for Director:

                                 Votes      Votes
                                 Cast       Cast       Votes                      Broker
     Name                        For        Against    Withheld    Abstentions    Non-Votes
     ----                        -----      -------    --------    -----------    ---------
     Thomas C. Brown           2,860,413     2,259        --           --            --
     Donald L. Evans           2,860,413     2,259        --           --            --
     David N. Fitzgerald       2,860,399     2,273        --           --            --
     Joe G. Roper              2,860,403     2,269        --           --            --

          No other matters were voted upon at the annual meeting.

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TMBR/SHARP DRILLING, INC.
                                                 (Registrant)



     November 8, 1995                      /s/  Patricia R. Elledge
     ----------------                      --------------------------
          Date                                  Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)

                                    Exhibit Index


     Exhibit
     Number                        Description
     -------                       -----------
       27                     Financial Data Schedule