Form 10-Q
period 1995-12-31
TMBR SHARP DRILLING INC
filed 1996-02-12
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995

                                          OR

     ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                            Commission file number 0-12757

                              TMBR/SHARP DRILLING, INC.
                (Exact name of registrant as specified in its charter)

                     TEXAS                                    75-1835108
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

              4607 WEST INDUSTRIAL BLVD.
                    MIDLAND, TEXAS                                79703
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

          Common Stock, $.10 Par Value         Outstanding at February 1, 1996
                (Title of Class)                         3,321,786

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, December 31, 1995 and
                  March 31, 1995 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended December 31, 1995 and 1994 . . . . . . . . . . .   5

                Statements of Operations, Nine Months
                  Ended December 31, 1995 and 1994 . . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Nine Months
                  Ended December 31, 1995 and 1994 . . . . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  14


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  17

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                 December 31,
                                                     1995            March 31,
       ASSETS                                     (Unaudited)          1995
       ------                                    -------------      -----------
     Current assets:
       Cash and cash equivalents                   $     74         $   1,590
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both
           December 31, and March 31, 1995            3,575             2,568
       Inventories                                       46                45
       Deposits                                         422               513
       Other                                            113               265
                                                    --------          --------
         Total current assets                         4,230             4,981
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            39,656            38,308
       Oil and gas properties, based on
         successful efforts accounting                8,711             5,790
       Other property and equipment                   3,211             3,206
                                                    --------          --------
                                                     51,578            47,304

     Less accumulated depreciation,
       depletion and amortization                   (43,406)          (42,505)
                                                    --------          --------

         Net property and equipment                   8,172             4,799
                                                    --------          --------

     Other assets                                       347               260
                                                    --------          --------
         Total assets                              $ 12,749          $ 10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1995 (Unaudited) and March 31, 1995
                        (In thousands, except per share data)

                                                December 31,
                                                    1995            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1995
     ------------------------------------       ------------       -----------
     Current liabilities:
       Current portion of capital lease
         obligations                              $      --          $     92
       Trade payables                                 3,436             1,839
       Accrued workers' compensation                  1,274             1,220
       Leasehold purchase obligation                     --               386
       Loans from bank                                  500                --
       Other                                            618               728
                                                    --------          --------
          Total current liabilities                   5,828             4,265
                                                    --------          --------

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,590,525 and 4,393,525
         shares at December 31 and
         March 31, 1995, respectively                   459               439
       Additional paid-in capital                    60,650            60,540
       Accumulated deficit                          (54,038)          (55,054)
       Treasury stock-common, 1,268,739
         shares at December 31, and
         March 31, 1995, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  6,921             5,775
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  12,749         $  10,040
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     5,066       $     5,703
          Oil and gas                                   305               252
                                                 -----------       -----------
              Total revenues                          5,371             5,955
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           4,411             4,720
          Oil and gas production                        168               110
          Dry holes and abandonments                    131                --
          Depreciation, depletion and
            amortization                                373               252
          General and administrative                    403               391
                                                 -----------       -----------
              Total operating costs
                and expenses                          5,486             5,473
                                                 -----------       -----------
              Operating income (loss)                  (115)              482
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (33)              (40)
          Other, net                                     23               174
                                                 -----------       -----------
          Total other income (expense)                  (10)              134
                                                 -----------       -----------
       Net income (loss) before income
          tax provision                                (125)              616
       Provision for income taxes                        --               (13)
                                                 -----------       -----------

       Net income (loss)                        $      (125)      $       603
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
     Net income (loss) per share
       of common stock                          $      (.03)      $       .15
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,095,906         4,051,108
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)

                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $    16,194       $    12,723
          Oil and gas                                 1,096               610
                                                 -----------       -----------
              Total revenues                         17,290            13,333
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                          13,372            10,624
          Oil and gas production                        374               232
          Dry holes and abandonments                    422               301
          Depreciation, depletion and
            amortization                                898               577
          General and administrative                  1,174             1,086
                                                 -----------       -----------
              Total operating costs
                and expenses                         16,240            12,820
                                                 -----------       -----------
              Operating income                        1,050               513
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (99)             (106)
          Gain on sales of assets                        24               100
          Other, net                                     71               218
                                                 -----------       -----------
          Total other income (expense)                   (4)              212
                                                 -----------       -----------
       Net income before income
          tax provision                               1,046               725
       Provision for income taxes                       (30)              (13)
                                                 -----------       -----------

       Net income                               $     1,016       $       712
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1995 and 1994 (Unaudited)
                        (In thousands, except per share data)


                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1995              1994
                                                 -----------       -----------
     Net income per share
       of common stock                          $       .25       $       .18
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,083,980         4,036,957
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Nine Months Ended December 31,1995 (Unaudited) and

                              Year Ended March 31, 1995

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1995     4,394   $ 439     $ 60,540      $(55,054)     1,269  $(150)      $ 5,775

                 Exercise of
                   stock options        197      20          110            --         --     --           130

                 Net income              --      --           --         1,016         --     --         1,016
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   December 31,
                     1995             4,591   $ 459     $ 60,650      $(54,038)     1,269  $(150)      $ 6,921
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
            For the nine months ended December 31,1995 and 1994 (Unaudited)
                                    (In thousands)

                                                                      Nine months ended December 31,
                                                                      ------------------------------
                                                                        1995                 1994
                                                                      ---------            ---------
    Cash flows from operating activities:
      Net income                                                      $  1,016             $    712
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and amortization                        898                  577
           Dry holes and abandonments                                      422                  301
           Gain on sales of assets                                         (24)                (100)
           Changes in assets and liabilities:
            Trade receivables                                           (1,007)              (2,284)
            Deposits                                                        91                  193
            Inventories and other assets                                    64                 (130)
            Trade payables                                               1,597                  752
            Accrued interest and other liabilities                         (56)                 (88)
                                                                       --------             --------
             Total adjustments                                           1,985                 (779)
                                                                       --------             --------
             Net cash provided (required) by operating activities        3,001                  (67)

    Cash flows from investing activities:
      Additions to property and equipment                               (4,695)              (1,985)
      Proceeds from sales of property and equipment                         26                  106
                                                                       --------             --------
             Net cash required by investing activities                  (4,669)              (1,879)

    Cash flows from financing activities:
      Repayments of capital lease                                          (92)                 (69)
      Issuance of common stock                                             130                   96
      Loans from bank                                                      500                  600
      Leasehold borrowings                                                  --                  578
      Repayments of leasehold borrowings                                  (386)                  --
                                                                       --------             --------
             Net cash provided by financing activities                     152                1,205
                                                                       --------             --------
             Net decrease in cash and cash equivalents                  (1,516)                (741)


    Cash and cash equivalents at beginning of period                     1,590                1,039
                                                                       --------             --------

    Cash and cash equivalents at end of period                         $    74              $   298
                                                                       ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1995 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 1995 and March 31, 1995, the results of operations for the three and nine months ended December 31, 1995 and 1994, and the cash flows for the nine month period ended December 31, 1995 and 1994.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.


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


     (3)  Debt

          Line of Credit

          The Company and its lender entered into an agreement which provides for a $1,000,000 revolving line of credit ("LOC") secured by the Company's accounts receivable. At December 31, 1995, the Company had borrowed $500,000 against the LOC. The LOC bears interest at 1% above the Norwest Bank Minnesota, Base Rate and matures on July 15, 1996. In January, 1996, the Company and its bank lender entered into a loan agreement providing for the renewal, extension and increase in principal amount of the LOC. See
     Note 7.

          Leasehold Purchase Obligation

          On December 9, 1994, the Company entered into an agreement with Paladin Exploration Co., Inc. ("Paladin") to acquire certain oil and gas leases. The Company agreed to reimburse Paladin an aggregate amount of approximately $629,000 (including imputed interest at a rate of 9.5% per annum) for leasehold acquisition, legal and seismic costs incurred by Paladin associated with the acquisition of such leases. During the quarter ended December 31, 1995, the Company satisfied this obligation to Paladin. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 108,000 shares of common stock are currently outstanding under the Plan, with 60,500 of the options being exercisable at December 31, 1995. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

          1994 Stock Option Plan

          In July 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") which authorized the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1994 Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of grant. The 1994 Plan was ratified and approved by the stockholders at the Company's annual meeting of stockholders held on August 30, 1994. The Company has not granted any options under the 1994 Plan.


     (5)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation.

     (6)  Contingencies

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

     (7)  Subsequent Events

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loans mature January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable. At February 1, 1996, the Company had borrowed $500,000 under the facility.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

          Pursuant to its agreement with an exploration and production company, the Company agreed to fund approximately $629,000 (including imputed interest at a rate of 9.5% per annum) for leasehold acquisition, legal and seismic costs incurred in acquiring certain oil and gas leases. During the quarter ended December 31, 1995, the remaining obligation (approximately $37,000) relating to this agreement was satisfied. See Note (3).

          The Company intends to meet its capital resource requirements for fiscal 1996 through available cash balances on hand and cash flow provided through operations. If needed, the Company will also consider borrowing funds from its bank lender. See Note (7).

          The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. However, the cash flow generated from operations will continue to be directly affected by the level of drilling activity in the Company's areas of operations. By focusing on drilling contracts which can provide operating cash flow and maintaining its cost containment program, the Company believes its operating cash flow will improve. Cash provided by operating activities was $3,001,000 for the nine months ended December 31, 1995, compared with an outflow of $67,000 for the nine months ended December 31, 1994.

     Results of Operations

          Total revenues were approximately $5,371,000 and $17,290,000 for the three and nine months ended December 31, 1995, respectively, which represents a 10% decrease and a 30% increase over the same periods in 1994, respectively. Operating expenses as a percent of revenues were 102% and 94% for the three and nine months ended December 31, 1995, respectively, versus 92% and 96% for the same periods of the prior year. The operating results were negatively affected by a decrease in rig utilization rates.

          Rig utilization rates were 42% and 45% for the three and nine months ended December 31, 1995, respectively, as compared to 52% and 42% for the same periods in 1994. Rig utilization in the Company's operating market is difficult to project, primarily due to the intense competition within the industry and the inability to accurately determine the number of rigs available for work.

          Oil and gas revenues increased by approximately 21% and 80% for the three and nine months ended December 31, 1995, respectively, compared to the same periods in 1994. Accordingly, oil and gas production expenses also increased. Depreciation and depletion expense has also increased due to the increase in the number of producing wells in which the Company has acquired ownership interests.

          On September 5, 1995, the Company entered into a 10 year License Agreement with the Government of the Republic of Palau and the State of Kayangel which grants the Company the right to explore for oil and natural gas offshore. The license covers approximately 1.1 million gross acres within the waters of Palau. The Company is considering the feasibility of conducting exploration activities jointly with other parties, entering into farmout arrangements with third parties or entering into other "earned interest" arrangements with industry partners. Under the license agreement, the Company is required to commence drilling of an exploratory well no later than 9-5-97, and an additional well within six months of the initial well. The Company estimates that it will cost approximately $6,000,000 to drill the two wells.

          Net working capital was a negative $1,598,000 for the period ended December 31, 1995 as compared to $716,000 for the period ended March 31, 1995. This decrease in working capital is a result of a decrease in cash and an increase in accounts payable. The Company expended approximately $4.7 million in cash during the nine months ended December 31, 1995 for asset acquisitions, including a 110 National drilling rig with a depth capacity of 22,000 feet. Additionally, the Company continues to invest in oil and gas exploration projects.

     Financial Condition

          Recently, the Company has entered into "turnkey" drilling contracts which create substantially more economic risk to the Company than footage or daywork contracts. Under a turnkey contract, the Company contracts to drill a well to a specified depth and bears the risk of loss to that depth. Typically, turnkey contracts are more profitable than footage or daywork contracts but the Company could experience substantial losses if drilling problems occur under its turnkey contracts.

          For the nine months ended December 31, 1995, the Company has experienced improved operating results which can be attributable to several factors. The Company's oil and gas exploration program has been successful and drilling rig utilization rates have stabilized as have drilling prices. The Company has substantially improved its safety record which has had a positive impact on worker's compensation costs. All of these factors coupled with a successful cost containment program have positively impacted the Company's operating margins. However, the Company is still subject to considerable uncertainty due to the instability of oil and gas prices, decreased demand for contract drilling services and the intense competition prevalent in the contract drilling industry.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               10.1 - Loan Agreement dated January 16, 1996, between Norwest Bank Texas, Midland, N.A. and the Registrant.

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.


     February 12, 1996                By:  /s/  Patricia R. Elledge
     -----------------                     -------------------------
          Date                                  Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)

                                    Exhibit Index



     Exhibit
     Number              Description
     -------             -----------
     10.1           Loan Agreement dated January 16, 1996,
                    between Norwest Bank Texas, Midland, N.A.
                    and the Registrant.

       27           Financial Data Schedule