Form 10-K
period 1996-03-31
TMBR SHARP DRILLING INC
filed 1996-06-19
CIK 751288

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

       (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                    (Fee Required)

     For the fiscal year ended March 31, 1996     Commission File Number 0-12757

                                          or

       ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                                  (No Fee Required)

                              TMBR/SHARP DRILLING, INC.
                (Exact name of registrant as specified in its charter)

                     TEXAS                                  75-1835108
           (State of Incorporation)       (I.R.S.  Employer Identification No.)

                    4607 WEST INDUSTRIAL BLVD., MIDLAND, TEXAS   79703
                    (Address of principal executive offices)   (Zip Code)

               Registrant's telephone number (area code) (915) 699-5050

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.10 Par Value
                                   (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X      No

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The aggregate market value of voting stock held by nonaffiliates of the registrant at June 3, 1996 was approximately $19,825,718.

          At June 3, 1996, there were 3,382,586 outstanding shares of the Registrant's Common Stock.

          The information required by Items 11, 12 and 13 of Part III of this Form are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held on or about August 29, 1996.

                              TMBR/SHARP DRILLING, INC.

                                      FORM 10-K

                                  TABLE OF CONTENTS



     Part I                                                            Page

          Item  1.  Business . . . . . . . . . . . . . . . . . . . .      3
          Item  2.  Properties . . . . . . . . . . . . . . . . . . .     11
          Item  3.  Legal Proceedings  . . . . . . . . . . . . . . .     12
          Item  4.  Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . .     13

     Part II

          Item  5.  Market for Registrant's Common Equity
                      and Related Stockholder Matters  . . . . . . .     14
          Item  6.  Selected Financial Data  . . . . . . . . . . . .     15
          Item  7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . .     16
          Item  8.  Financial Statements and Supplementary Data  . .     18
          Item  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . .     38

     Part III

          Item 10.  Directors and Executive Officers
                      of the Registrant  . . . . . . . . . . . . . .     39
          Item 11.  Executive Compensation . . . . . . . . . . . . .     40
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management  . . . . . . . . . . . .     40
          Item 13.  Certain Relationships and Related Transactions .     40

     Part IV and signatures

          Item 14.  Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K  . . . . . . . . . . .     41
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .     45

                                        PART I


     Item 1.  BUSINESS

     General

          TMBR/Sharp Drilling,  Inc. (the "Company") was  incorporated under the
     laws of  Texas in  October, 1982  under the  name TMBR  Drilling, Inc.   In
     August, 1986, the Company changed its name to TMBR/Sharp Drilling, Inc.

          The principal executive offices of the Company are located at 4607 West Industrial Blvd., Midland, Texas, 79703 and its telephone number is
     (915) 699-5050.

          The Company's principal businesses are the domestic onshore contract drilling of oil and gas wells for major and independent oil and gas producers and, to a lesser extent, the exploration for, development and production of oil and natural gas.

          The Company's contract drilling activities are primarily conducted in the Permian Basin of west Texas and eastern New Mexico. Such activities are affected by the level of exploration and development activity conducted by oil and gas operators in the Company's area of operations, and the level of exploration and development activity is directly related to the prices of oil and gas. The instability of world wide oil and gas markets has continued to have a negative impact on the oil and gas industry. Until greater economic stability is achieved in both the domestic and world oil and gas markets, the Company does not expect a significant increase in its drilling activity.

          The Company presently owns 15 drilling rigs, of which 2 were operating on behalf of the Company for its own account, 5 were operating for non-affiliated oil producers, and 8 were "stacked" (non-operating) at March 31, 1996. The 7 operating rigs and 8 stacked rigs are located in the Permian Basin area of west Texas and eastern New Mexico.

          In addition to the drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of the rigs. An onshore drilling rig consists of engines, drawworks, mast, pumps to circulate drilling fluids, blowout preventers, the drillstring and related equipment. The size and type of rig utilized for each drilling project depends upon the location of the well, the well depth and equipment requirements specified in the drilling contract, among other factors.

          Major overhauls, repairs and general maintenance for the drilling rigs are conducted primarily at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. The Company is not experiencing any significant shortages of materials, supplies, equipment or labor used in drilling, and the Company does not foresee any such shortages in the near future.

          The Company's oil and gas exploration, development and production activities are conducted in Texas and New Mexico. At March 31, 1996, the Company owned interests in approximately 17,817 gross (2,299 net) acres of developed oil and gas properties, and approximately 7,690 gross (2,580 net) acres of undeveloped properties. At April 1, 1996, based on estimates by an independent petroleum engineer, the Company's total proved reserves were approximately 368,600 barrels ("Bbls") of oil and 2,815,600 thousand cubic feet ("Mcf") of natural gas.

          The  Company  has  no   material  patents,  licenses,  franchises,  or
     concessions which it considers significant to its operations.

          The nature of the Company's business is such that it does not maintain or require a "backlog" of products, customer orders, or inventory.

          The Company's operations are not subject to renegotiation of profits or termination of contracts at the election of the federal government.

          The Company has not been a party to any bankruptcy, receivership, reorganization, adjustment, or similar proceeding.

          Generally, the Company's business activities are not seasonal in nature. However, weather conditions can hinder drilling activities.

     Contract Drilling Operations

          Drilling Contracts. The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Such contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "footage" contracts with the remainder being "day-work" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications. The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Day-work contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under day-work contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 7 rigs working at March 31, 1996, 2 were subject to day-work contracts, 1 was subject to a turnkey contract, and 4 were subject to footage contracts.

          The Company's operations are subject to many hazards, including well blowouts and fires that could cause personal injury, suspension of drilling operations, damage to or destruction of equipment and damage to producing formations and surrounding areas. The Company believes it is adequately insured for public liability and damage to the property of others resulting from its operations. The Company is self-insured for physical damage to or loss of its rigs.

          Rig Utilization. The Company's contract drilling revenues depend upon the utilization of and contract rates received for its drilling rigs. These two factors are affected by a number of variables, including competitive conditions in the drilling industry and the level of exploration and development activity conducted by oil and gas producers at any given time. The level of domestic drilling activity has historically fluctuated and cannot be accurately predicted because of numerous factors affecting the petroleum industry, including oil and gas prices and the degree of government regulation of the industry. As a result of depressed oil and gas prices, oil and gas operators in the Company's areas of operations generally have not significantly increased their exploration budgets and, consequently, the Company continues to experience low demand for its contract drilling services, and expects continued low demand in the foreseeable future. Contract drilling revenues and rig utilization rates for the past five years are set forth below.

                           Contract Drilling
            Year Ended         Revenues          Number of      Percent of
             March 31,      (in thousands)       Rigs Owned     Utilization
            ----------     -----------------     ----------     -----------
               1992            $ 12,203              51            11.1%
               1993              17,996              15(a)         56.3%
               1994              18,359              15            47.6%
               1995              18,357              15            43.5%
               1996              21,298              15            45.1%

     ____________________
          (a) Of the total number of rigs owned, three were owned only for a portion of the fiscal year ended March 31, 1993.

          Customers. During the fiscal year ended March 31, 1996, the Company drilled a total of 87 wells for approximately 27 customers. The following table sets forth certain information with respect to the principal customers for the Company's contract drilling services during such period.

                                                Percent  of      Number of Wells
     Name of Customer                         Total Revenues         Drilled
     ----------------                         --------------     ---------------

     Mobil Exploration & Producing U.S. Inc.        18%                 23
     Titan Resources I, Inc.                        18%                  4
     Arrington Oil and Gas, Inc.                    13%                  1

          The loss of any one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for the Company's drilling rigs at the time of such loss and the Company's ability to attract new customers.

          Competition. The Company encounters substantial competition from other drilling contractors in its contract drilling operations. The Company's principal market areas of west Texas and eastern New Mexico are highly fragmented and competitive. Companies compete primarily on the basis of contract rates, suitability and availability of equipment and crews, experience of drilling in certain areas, and reputation. The Company believes it competes favorably with respect to all of these factors. Competition is primarily on a well-by-well basis and may vary significantly at any particular time. Drilling rigs can be moved from one region to another in response to perceived long-term changes in levels of activity. In recent years, competition within the industry has been intense due to a sharp and sustained imbalance between supply and demand for contract drilling services. The oversupply of rigs is a result of the rig overbuilding during the peak drilling years of 1980 and 1981, and the depressed demand is primarily a result of lower oil and gas prices and excess deliverability of natural gas. Until oil prices increase and the natural gas markets improve, contract drilling activity is expected to remain at current levels and competition for available contracts will continue to be intense.

     Employees

          At March 31, 1996, the Company had 32 salaried employees and approximately 174 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

     Regulation

          General. The Company's contract drilling operations, and its oil and gas production and development operations, are subject to extensive rules and regulations promulgated by federal, state and local agencies. Permits are required for certain of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. However, although the Company believes it is in compliance in all material respects with such laws, rules and regulations and that such compliance has not had any material adverse effect on the Company's operations or financial condition, the Company is unable to predict the future cost or financial impact of complying with such laws because such rules and regulations are frequently amended or reinterpreted.

          Environmental. The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company does not anticipate that it will be required in the near future to expend amounts that are material in relation to its financial condition by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance. Additionally, the Company believes that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others engaged in the oil and gas industry, could be liable for the release of any hazardous substances. Although the Company has not been subject to the imposition of "clean-up" orders by the government, the potential for sudden and unpredictable liability for environmental problems is a consideration of increasing importance to the Company and the oil and gas industry as a whole.

          Regulation of Natural Gas and Oil Production. All oil and gas production operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

          Oil Price Controls. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices.

          Gas Price Controls. Prior to January 1993, certain natural gas sold by the Company was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978 ("NGPA"). The NGPA prescribed maximum lawful prices for natural gas sales effective December 1, 1978. None of the maximum lawful prices for natural gas set forth in the NGPA could have been collected absent contractual authority to do so and only after necessary approvals from the appropriate governmental agencies were obtained. The NGPA also established phased-in deregulation of natural gas prices. Effective January 1, 1993, natural gas prices were completely deregulated and sales of the Company's natural gas may be made at market prices. However, the price at which the Company's natural gas may be sold will continue to be affected by a number of factors, including the price of alternate fuels and competition among various natural gas producers and marketers.

     Oil and Gas Operations

          The Company's oil and gas operations involve the exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 1996, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

          The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

          Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is accomplished through participation with other individuals, partnerships or corporations. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At March 31, 1996 the Company was operator of 9 wells.

          Oil and Gas Reserves. Information concerning the Company's estimated proved oil and gas reserves is included in Item 8 - Financial Statements and Supplementary Data.

          The reserve information is only an estimate. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas prices may all differ from those assumed in such estimates.

          The Company has no reserves outside the United States.

          No major discovery or other favorable or adverse event has occurred since March 31, 1996 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

          The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

          The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

          Productive Wells and Acreage. The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 1996.

                                                      Productive Wells
                                             ----------------------------------
                                                Gross                  Net
                                             -----------           ------------
                                             Oil     Gas           Oil      Gas
                                             ---     ---           ---      ---
     Texas................................... 66       7          9.256     .856
     New Mexico.............................. 10       2          1.738     .144
                                             ---     ---         ------    -----
               Total......................... 76       9         10.994    1.000
                                             ===     ===         ======    =====

                                                        Acreage
                                        ---------------------------------------
                                           Developed             Undeveloped
                                        ---------------       -----------------
                                        Gross       Net       Gross         Net
                                        -----       ---       -----         ---
     Texas............................ 15,808      2,004      7,051        1,941
     New Mexico.......................  2,009        295        639          639
                                       ------      -----      -----        -----
               Total.................. 17,817      2,299      7,690        2,580
                                       ======      =====      =====        =====

          In addition to the Company's developed and undeveloped acreage shown above, on September 5, 1995, the Company entered into a 10 year License
     Agreement with the Government of the Republic of Palau and the State of Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. The Company plans to conduct exploration activities jointly with other parties or enter into farmout arrangements with third parties. The Company has agreed to commence drilling of an exploratory well no later than the last day of the second year of the license
     agreement.    The Company  has  also  agreed  to commence  drilling  of  an additional well within six months of the initial well. The Company estimates that it will cost approximately $6,000,000 to drill these two wells. The Company intends to sell enough interest in the project to retain a carried interest.

          Drilling Activity. The following table sets forth the Company's gross and net working interests in exploratory and development wells drilled during the periods indicated.

                                          Years Ended March 31,
                         ------------------------------------------------------
                               1996                1995                1994
                         --------------      --------------      --------------
     Type of Well        Gross      Net      Gross      Net      Gross      Net
     ------------        -----      ---      -----      ---      -----      ---
     Exploratory
          Oil              7      1.3397       4       .4417       6       .6088
          Gas              1       .2500       3       .2925      --        --
          Dry             11      2.0663       9      1.1947       9      1.2528

     Development
          Oil              6       .4802       6       .8416       3       .2000
          Gas             --        --        --        --         1       .1250
          Dry              3       .5100       2       .2119      --        --

          Production, Prices and Costs. The following table sets forth certain information regarding the Company's volumes and average prices received associated with its sales of oil and gas, and the average production (lifting) cost per equivalent barrel of oil ("EBO").

                                                Years Ended March 31,
                                         ----------------------------------
                                         1996           1995           1994
                                         ----           ----           ----
     Net Production
          Oil (Bbls)                    70,941         51,300         28,600
          Gas (Mcf)                    212,062        104,700         74,800

     Sales Prices
          Oil ($/Bbl)                    17.67          17.13          16.13
          Gas ($/Mcf)                     1.52           1.55           1.92

     Production (Lifting) Costs
          per EBO (1)                   $ 5.20         $ 4.07         $ 8.50

     --------------------
          (1) An EBO is one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.


          Title to Properties. As is customary in the oil and gas industry, a preliminary title examination is conducted at the time oil or gas properties believed to be suitable for drilling are acquired by the operator. Prior to the commencement of operations, curative work determined to be appropriate as a result of a title search is performed with respect to significant defects before the operator commences development. Title examinations have been performed with respect to substantially all of the Company's interests in its producing properties. The Company believes that title to its properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to such exceptions which, in the Company's opinion, are not so material as to detract substantially from the value of such properties. The Company's properties are subject to royalty, overriding royalty, and other outstanding interests customary in the industry, and are also subject to burdens such as liens incident to operating agreements, current taxes not yet due, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens will materially interfere with the use of its properties in the operation of the Company's business.

          Markets and Customers. Substantially all of the Company's oil and gas production is sold at the well site on an "as produced" basis. During the year ended March 31, 1996, Amoco Production Company accounted for approximately 38% of the Company's oil and gas revenues for such period. The Company believes the loss of Amoco Production Company, as purchaser, would not materially affect its ability to sell oil or natural gas, due to the availability of other purchasers in the Company's areas of operations.

          Competition. The Company encounters strong competition from major oil companies and independent operators in acquiring properties and leases for exploration for oil and gas. Competition is particularly intense with respect to the acquisition of desirable undeveloped oil and gas leases. The principal competitive factors in the acquisition of undeveloped oil and gas leases include the staff and data necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing and marketing of natural gas and oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. Of significant importance recently has been the domination and control of oil markets and prices by foreign producers.

          The principal raw materials and resources necessary for the exploration and development of oil and gas are leasehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for such reserves and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major oil companies and independent operators, and the continued availability, without periodic interruption, of such materials and resources to the Company cannot be assured.


     Item 2.  PROPERTIES

          In addition to its drilling rigs and related equipment and its oil and gas properties, the Company owns a 31 acre tract of land in Midland, Texas on which the Company's executive offices are located and on which the principal support and storage facilities for its contract drilling operations are located. Such facilities include an office building and fabrication and maintenance shop. The facility allows for open storage of drilling equipment and drill pipe.

          The Company also owns a 78 acre tract of land in Odessa, Texas, which is presently being utilized as a secondary storage location. From time to time, the Company's rigs are stored and stacked in the field at the rig's last location site.

          The Company owns a warehouse and yard facility situated on approximately 4 acres in Midland, Texas. This additional storage is being used to complement the existing Midland yard facility. The Company believes that the support and storage facilities for its drilling rigs and related equipment are more than adequate.


     Item 3.  LEGAL PROCEEDINGS

          The Company is a defendant in several legal proceedings incidental to its business that the Company believes will not have a significant effect on its consolidated financial position or results of operations.

          In addition to the legal proceedings incidental to its business, on March 19, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause no. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any, largely as a result of the difficulty of verifying the insurance carrier's estimated claims and adjustments and the unavailability of SFIC personnel. However, an accrual was made in the Company's financial statements for the amount in question.

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

          Currently  the   Company  is  covered  under   a  deductible  workers'
     compensation policy with Petrosurance Casualty Company, an approved Texas workers' compensation carrier, and Clarendon National Insurance Company.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1996, and no matters were submitted to a vote of security holders during such period.

                                       PART II


     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

          During the period from November 22, 1993 to December 14, 1994, the Company's Common Stock was traded on the NASDAQ Small Cap Market and on December 15, 1994 the Company's Common Stock began trading on the National Market System. The following table sets forth, on a per share basis for the periods indicated, the range of high and low closing bid quotations of the Common Stock prior to December 15, 1994 and the high and low last reported sales prices thereafter as reported by NASDAQ. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        Price
                                                   --------------
                                                   High       Low
                                                   ----       ---
                Fiscal 1995
                       First Quarter              $ 4 3/4    $ 4 5/8
                       Second Quarter               5 7/8      4 3/4
                       Third Quarter                7          6 3/8
                       Fourth Quarter               7 1/8      6 5/16

                Fiscal 1996
                       First Quarter                7 3/4      6 1/2
                       Second Quarter              10 1/2      9 1/4
                       Third Quarter                9 1/4      8
                       Fourth Quarter               8 1/4      6 3/4

          The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, New York, New York.

          On June 3, 1996, the outstanding shares of the Company's Common Stock were held of record by approximately 3,593 stockholders.

          The Company has never declared or paid any cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. Under the terms of the Company's loan agreement with its bank lender, the Company is prohibited from paying cash dividends to the holders of Common Stock without the written consent of the bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

  Item 6.  SELECTED FINANCIAL DATA

       The following table sets forth certain selected consolidated financial information for the Company's operations for each of the five years ended March 31, 1996. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company's Consolidated Financial Statements and related notes included elsewhere herein.
                                            Years ended March 31,
                                --------------------------------------------
                                1996      1995      1994      1993      1992
                                ----      ----      ----      ----      ----
                                  (In thousands, except per share amounts)
  OPERATING DATA:

   Operating revenues        $ 22,981  $ 19,399  $ 18,980  $ 18,553  $ 12,690

   Operating expenses          23,881    18,038    18,048    18,130    17,526

   Operating income (loss)       (900)    1,361       932       423    (4,836)

   Net earnings (loss) before
    extraordinary item           (952)    1,536     1,039     4,968    (2,507)

   Net earnings (loss) (a)       (952)    1,536     1,039     8,576    (2,507)

 Net earnings (loss)
    before extraordinary
    item per common share        (.23)      .38       .23      1.09     (1.72)

   Net earnings (loss) per
    common share                 (.23)      .38       .23      1.88     (1.72)

  BALANCE SHEET DATA:

   Total assets                11,660    10,040     7,648     7,932     9,885

   Long-term debt excluding
    current portion             1,300      --          74        16      --(b)

   Stockholders' equity
    (deficiency)                4,959     5,775     4,133     3,081    (5,494)

   Book value (deficit)
    per common share            $1.48     $1.85     $1.38     $0.79    $(1.42)
  ____________________
       (a) Net earnings (loss) includes significant gains on sales of assets in the amounts of $5,057,000 and $2,944,000 during 1993 and 1992, respectively, from the sale of drilling rigs and related equipment.

       (b) As a result of the violation of certain financial covenants in the Company's Note Agreement with its former lender, the long-term debt, in the amount of $11,339,000, is classified as current.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

          Since 1984, the principal line of business has been that of a domestic
     onshore  drilling contractor.   In  1987, the  Company began  acquiring and
     participating in the exploration for oil and gas reserves.

          Contract Drilling Operations. The following table sets forth certain information relating to the Company's contract drilling operations:

                                                   Years Ended March 31,
                                                   ---------------------
                                                 1996       1995      1994
                                                 ----       ----      ----
                                                 (In thousands, except %'s)

          Contract drilling revenues           $21,298    $18,357    $18,359
          Contract drilling expenses            17,252     14,630     14,989

          Operating costs as a percent
            of revenues                           81.0%      79.7%      81.6%

          Rig utilization                         45.1%      43.5%      47.6%

          Contract drilling revenues increased for the year ended March 31, 1996 by approximately 16%. The Company has experienced an increased demand for turnkey contracts. During fiscal year 1996, the Company drilled 12 turnkey wells which represents 45% of total drilling revenues, compared to 8 in fiscal year 1995, which represents 28% of total drilling revenues. Operating costs as a percent of revenues have remained relatively constant as has the Company's rig utilization rates.

          Oil  and Gas  Operations.   The  following  table sets  forth  certain
     information relating to the Company's oil and gas operations:

                                                 Years Ended March 31,
                                                 ---------------------
                                              1996       1995       1994
                                              ----       ----       ----
                                                    (In thousands)

          Oil and gas revenues               $1,683     $1,042     $  621
          Production expenses                   554        350        318
          Dry holes and abandonments            945        629        656
          Depreciation, Depletion and
            Amortization                        468        400        281
          Writedown of properties             2,624         --         --

          Oil and gas revenues have increased by approximately 62% and 68% for the years ended March 31, 1996 and 1995, respectively. This increase is primarily a result of an increase in the number of wells in which the Company has an ownership interest. Accordingly, the related oil and gas production expenses increased by 58% and 10%, respectively.

          The Company participated as a working interest owner in the drilling of 28 wells during 1996, of which 14 were dry holes. The Company participated in the drilling of 24 wells in 1995, of which 11 were dry holes.

          During 1996, the Company recognized a non-cash charge of approximately $2.6 million due to a writedown of the carrying value of its oil and gas
     properties.   This  charge was  a result  of the  adoption of  Statement of
     Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
     Of".   SFAS 121 requires the Company to assess the need for an  impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

     Income Taxes

          At  March 31, 1996, the  Company had approximately  $71,409,000 of net
     operating  loss  carryforwards  ("NOLs")  for   tax  purposes.    If  these
     carryforwards are not utilized, they will begin to expire in 1998.

          The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to net operating loss carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is more likely than not that the deferred tax asset will not be realized. See Note 4 to the financial statements.

     Liquidity and Capital Resources

          The Company's operating results are directly related to the level of drilling activity conducted by oil and gas companies in the Company's areas of operation. As a result of the present worldwide excess supply of crude oil and natural gas and higher domestic finding costs on an equivalent unit basis, producers have significantly reduced their domestic drilling budgets. This decreased demand coupled with the extreme competitive conditions prevalent in the contract drilling industry continue to challenge the Company to maximize on available opportunities while exercising caution.

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate. Interest only is payable monthly. The loans mature January 15, 1998, at which time, the then outstanding principal and accrued interest is due and payable. At March 31, 1996, the Company had borrowed $1,300,000 under the facility. The Company intends to meet its cash flow requirements for fiscal 1997 through cash flow provided from operations and additional borrowings.

          Cash provided by operating activities was $4.8 million for the year ended March 31, 1996 compared to $3.5 million for the year ended March 31, 1995. The Company expended approximately $7 million in cash during the year ended March 31, 1996 for asset acquisitions, including $.7 million for a 110 National drilling rig with a depth capacity of 22,000 feet, and an additional $.7 million in related drilling equipment. The remaining $5.6 million was invested in oil and gas exploration projects. Net working capital was a negative $1,236,000 for the year ended March 31, 1996 compared to $716,000 for the year ended March 31, 1995.

          The Company has entered into "turnkey" drilling contracts which create substantially more economic risk to the Company than footage or daywork contracts. Under a turnkey contract, the Company contracts to drill a well to a specified depth and bears the risk of loss to that depth. Typically, turnkey contracts are more profitable than footage or daywork contracts, but, the Company could experience substantial losses if drilling problems occur under its turnkey contracts.

          The Company believes it owns a sufficient number of drilling rigs to remain a viable drilling contractor in its location. However, the cash flow generated from operations will continue to be directly affected by the drilling activity in the Company's areas of operations. The Company is still subject to considerable uncertainty due to the instability of oil and gas prices, decreased demand for contract drilling services and the intense competition prevalent in the contract drilling industry.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
                                                                         ----
            Report of Independent Public Accountants                      19

            Balance Sheets, March 31, 1996 and 1995                       20

            Statements of Operations, Years ended
              March 31, 1996, 1995 and 1994                               22

            Statements of Stockholders' Equity (Deficit),
              Years ended March 31, 1996, 1995 and 1994                   23

            Statements of Cash Flows,
              Years ended March 31, 1996, 1995 and 1994                   24

            Notes to Financial Statements                                 25

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

          We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

          As explained in Note 1 to the financial statements, effective January 1, 1996, the Company changed its method of accounting for impairment of long-lived assets.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                               ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 31, 1996
                                         -19-

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1996 and 1995

                        (In thousands, except per share data)


      ASSETS                                               1996            1995
      ------                                               ----            ----
    Current assets:
      Cash and cash equivalents                        $     339       $   1,590
      Trade receivables,
        net of allowance for doubtful
          accounts of $1,225 in 1996
          and 1995                                         2,942           2,568
      Inventories                                             51              45
      Deposits                                               423             513
      Other                                                  410             265
                                                          ------          ------
         Total current assets                              4,165           4,981
                                                          ------          ------


    Property and equipment, at cost:
      Drilling equipment                                  39,750          38,308
      Oil and gas properties, based on
        successful efforts accounting                     10,398           5,790
      Other property and equipment                         3,195           3,206
                                                          ------          ------
                                                          53,343          47,304
      Less accumulated depreciation,
        depletion and amortization                       (46,022)        (42,505)
                                                          ------          ------
         Net property and equipment                        7,321           4,799
                                                          ------          ------

    Other assets                                             174             260
                                                          ------          ------

              Total assets                             $  11,660       $  10,040
                                                          ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1996 and 1995

                        (In thousands, except per share data)

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       1996             1995
      ----------------------------------------------       ----             ----
    Current liabilities:
      Current portion of capital lease
        obligations                                     $     --       $      92
      Trade payables                                       3,336           1,839
      Accrued workers' compensation                        1,279           1,220
      Leasehold purchase obligation                           --             386
      Other                                                  786             728
                                                          ------          ------
         Total current liabilities                         5,401           4,265
                                                          ------          ------
    Long term liabilities:
      Borrowings from bank                                 1,300              --
                                                          ------          ------
         Total liabilities                                 6,701           4,265
                                                          ------          ------
    Contingencies

    Stockholders' equity:
      Common stock, $0.10 par value.
        Authorized, 50,000,000 shares;
        issued, 4,615,525 shares at
        March 31, 1996 and 4,393,525 at
        March 31, 1995.                                     461             439
      Additional paid-in capital                         60,654          60,540
      Accumulated deficit                               (56,006)        (55,054)
      Treasury stock-common, 1,268,739 shares
        at March 31, 1996 and 1995, at cost.               (150)           (150)
                                                         ------          ------
         Total stockholders' equity                       4,959           5,775
                                                         ------          ------

           Total liabilities and
             stockholders' equity                     $  11,660       $  10,040
                                                         ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                               Statements of Operations

                      Years Ended March 31, 1996, 1995 and 1994

                        (In thousands, except per share data)

                                                1996         1995        1994
                                                ----         ----        ----
    Revenues:
      Contract drilling                     $  21,298    $  18,357   $  18,359
      Oil and gas                               1,683        1,042         621
                                               ------       ------      ------
              Total revenues                   22,981       19,399      18,980
                                               ------       ------      ------
    Operating costs and expenses:
      Contract drilling                        17,252       14,630      14,989
      Oil and gas production                      554          350         318
      Dry holes and abandonments                  945          629         656
      Depreciation, depletion and
        amortization                              907          876         746
      Writedown of oil and gas
        properties                              2,624         --          --
      General and administrative                1,599        1,553       1,339
                                               ------       ------      ------
              Total operating costs
                and expenses                   23,881       18,038      18,048
                                               ------       ------      ------
              Operating income (loss)            (900)       1,361         932
                                               ------       ------      ------
    Other income (expense):
      Interest                                   (139)        (154)        (89)
      Gain on sales of assets                      26          100         103
      Other, net                                   91          259         155
                                               ------       ------      ------
              Total other income, net             (22)         205         169
                                               ------       ------      ------
    Net income (loss) before
      income tax provision                       (922)       1,566       1,101
    Provision for income taxes                    (30)         (30)        (62)
                                               ------       ------      ------
    Net income (loss)                       $    (952)   $   1,536   $   1,039
                                               ======       ======      ======
    Net income (loss) per
      common share                          $   (0.23)   $    0.38   $    0.23
                                             =========    =========   =========
    Weighted average number of
      common shares outstanding              4,074,567    4,032,195   4,603,130
                                             =========    =========   =========

    See accompanying notes to financial statements.

                                           TMBR/SHARP DRILLING, INC.
                                  Statements of Stockholders' Equity (Deficit)
                                   Years Ended March 31, 1996, 1995 and 1994
                                                 (In thousands)

                                                                                              Treasury Stock
                                                                                       --------------------------          Total
                    Preferred Stock    Common Stock     Additional                     Common           Preferred      Stockholders'
                    ---------------    ------------      Paid-In     Accumulated   ---------------   ---------------      Equity
                    Shares   Amount   Shares   Amount    Capital       Deficit     Shares   Amount   Shares   Amount     (Deficit)
                    ------   ------   ------   ------   ----------   -----------   ------   ------   ------   ------   -------------
Balance, March 31,
  1993               4,170   $ 417     3,930   $ 393     $ 59,971      $(57,629)       47   $ (70)    4,170    $(1)       $ 3,081

Retirement of
  Preferred
  Treasury Stock    (4,170)   (417)      --       --          416           --         --      --    (4,170)     1            --

Exercise of Stock
  Options              --       --       296      30           63           --         --      --       --       --            93

Contribution of
  Common Stock
  from
  Shareholders         --       --       --       --          --            --      1,196      --       --       --           --

Purchase of
  Treasury
  Common Stock         --       --       --       --          --            --         27     (80)      --       --           (80)

Net Income             --       --       --       --          --          1,039        --      --       --       --         1,039
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------

Balance, March 31,
  1994                 --    $  --     4,226   $ 423     $ 60,450      $(56,590)    1,270   $(150)      --     $ --       $ 4,133

Exercise of Stock
  Options              --       --       168      16           90           --         --      --       --       --           106

Net Income             --       --       --       --          --          1,536        --      --       --       --         1,536
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------

Balance, March 31,
  1995                 --    $  --     4,394   $ 439     $ 60,540      $(55,054)    1,270   $(150)      --       --       $ 5,775

Exercise of Stock
  Options              --       --       222      22          114           --         --      --       --       --           136

Net Income             --       --       --       --          --           (952)       --      --       --       --          (952)
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------
Balance, March 31,
  1996                 --    $  --     4,616   $ 461     $ 60,654      $(56,006)    1,270   $(150)      --     $ --       $ 4,959
                    =======   =====    =====    =====     ========      ========    =====    =====    =====     ===        =======

See accompanying notes to financial statements.

                                        TMBR/SHARP DRILLING, INC.
                                        Statements of Cash Flows
                                Years Ended March 31, 1996, 1995 and 1994
                                             (In thousands)

                                                             1996       1995       1994
                                                             ----       ----       ----
   Cash flows from operating activities:
     Net income (loss)                                    $   (952)  $   1,536  $   1,039
     Adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities:
         Depreciation, depletion and amortization               907        876        746
         Dry holes and abandonments                             945        629        656
         Gain on sales of assets                                (26)      (100)      (103)
         Writedown of properties                              2,624        --        --
         Changes in assets and liabilities:
           Trade receivables                                   (374)        45      1,780
           Deposits                                              90        273       (347)
           Inventories and other current assets                 (65)      (175)        19
           Trade payables                                     1,497        555     (1,809)
           Accrued interest and other current liabilities       117       (102)       333
                                                            --------   --------   --------
             Total adjustments                                5,715      2,001      1,275
                                                            --------   --------   --------
             Net cash provided
               by operating activities                        4,763      3,537      2,314

   Cash flows from investing activities:
     Additions to property and equipment                     (7,016)    (3,495)    (1,970)
     Proceeds from sales of property and equipment               44        106        117
                                                            --------   --------   --------
             Net cash required by investing activities       (6,972)    (3,389)    (1,853)

   Cash flows from financing activities:
     Proceeds from capital lease                                --         --         186
     Repayments of capital lease                                (92)       (89)       (45)
     Proceeds from exercise of stock options                    136        106         93
     Purchase of treasury stock                                 --         --         (80)
     Proceeds from bank loan                                  1,300        --         --
     Leasehold borrowings and repayments
       of leasehold borrowings                                 (386)       386        --
                                                            --------   --------   --------
             Net cash provided by
               financing activities                             958        403        154
                                                            --------   --------   --------
             Net increase (decrease) in
               cash and cash equivalents                     (1,251)       551        615

   Cash and cash equivalents at beginning of year             1,590      1,039        424
                                                            --------   --------   --------
   Cash and cash equivalents at end of year               $     339  $   1,590  $   1,039
                                                            ========   ========   ========

   See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (1) Organization, Nature of Business and Summary of Significant Accounting Policies

     Nature of Operations

          TMBR/Sharp Drilling,  Inc. (the "Company") was  incorporated under the
     laws of  Texas in  October, 1982  under the name  TMBR Drilling,  Inc.   In
     August, 1986, the Company changed its name to TMBR/Sharp Drilling, Inc.

          The Company's principal businesses are the domestic onshore contract drilling of oil and gas wells for major and independent oil and gas producers, and, to a lesser extent, the exploration for, development and production of oil and natural gas. The Company's drilling activities are primarily conducted in the Permian Basin of west Texas and eastern new Mexico.

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $139,000 in 1996, $154,000 in 1995, and $89,000 in 1994.
     Cash payments for taxes due totaled $23,000, $13,000 and $131,000 during 1996, 1995 and 1994, respectively.

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

          Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $1,100,000 and $973,000 as of March 31, 1996 and 1995, respectively.

          During 1996 and 1995, depletion, depreciation and amortization of capitalized oil and gas property costs was provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units. During 1993, depletion, depreciation and amortization of capitalized oil and gas property costs was provided using the straight-line method over an estimated life of five years since the company did not obtain the reserve information necessary for the units-of-production method.

          Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. The Company recognized a $2.6 million charge as a result of the adoption of SFAS 121. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

          Major renewals and betterments are capitalized in the appropriate property accounts while the cost of repairs and maintenance is charged to operating expense in the period incurred. For assets sold or otherwise retired, the cost and related accumulated depreciation amounts are removed from the accounts and any resulting gain or loss is recognized.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     Drilling Revenues and Costs

          Drilling revenues from footage and daywork contracts are recognized as work is performed utilizing the percentage-of-completion method. Costs on footage and daywork contracts are recognized in the period incurred. The Company utilizes the completed contract method to recognize drilling revenues and expenses relating to turnkey contracts. Expected losses on all in-process contracts are recognized in the period the loss can reasonably be determined.

     Risks and Uncertainties

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 8), and the valuation allowance for deferred taxes (see Note 4).

     Net Income (Loss) Per Share of Common Stock

          Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. All common stock equivalents are considered dilutive for purposes of calculating the net income per share and are considered antidilutive for purposes of calculating the net loss per share.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (2)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loan matures January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable. At March 31, 1996, the Company had borrowed $1,300,000 under the facility. The Company is required to maintain certain financial covenants, including a requirement to maintain a minimum tangible net worth of $6.25 million. As of March 31, 1996, the Company was not in compliance with this requirement, and obtained a waiver allowing their non-compliance. The Company is working with the bank to modify the terms of the loan agreement in order to eliminate the non-compliance with the debt covenant.

          Leasehold Purchase Obligation

          On December 9, 1994, the Company entered into an agreement with Paladin Exploration Co., Inc. ("Paladin") to acquire certain oil and gas leases. The Company agreed to reimburse Paladin an aggregate amount of approximately $629,000 (including imputed interest at a rate of 9.5% per annum) for leasehold acquisition, legal and seismic costs incurred by Paladin associated with the acquisition of such leases. At March 31, 1996, the obligation outstanding to Paladin had been satisfied.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (3)  Stockholders' Equity (Deficit)

          (a)  Stock Option Plan

               In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. The following sets forth certain information concerning these options:
                                                              Option Price
                                           Number             ------------
                                          of Shares     Per Share       Total
                                          ---------     ---------      -------
          Outstanding March 31, 1994       334,000                    $503,250
               Exercised                  (158,000)  $0.375 to 3.00    (67,125)
               Forfeited                   (10,000)   0.375 to 3.00    (16,875)
                                           -------                     -------
          Outstanding March 31, 1995       166,000                    $419,250
               Exercised                   (58,000)  $0.375 to 3.00    (95,250)
                                           -------                     -------
          Outstanding March 31, 1996       108,000                    $324,000
                                           =======                     =======

          60,500 of the 108,000 option shares outstanding were exercisable at March 31, 1996. The remaining 47,500 shares outstanding become exercisable on June 1 of every year in 23,750 share increments becoming fully exercisable on June 1, 1997.

          In addition to the aforementioned options, in 1988, the Company issued 90,000 shares of nonqualified stock options to two directors at an exercise price of $0.375 per share (estimated fair market value at date of grant). During fiscal year 1989, an additional 500,000 shares of nonqualified stock options were granted to another director who is also an officer. These options were granted at an exercise price of $0.25 per share (estimated fair market value at date of grant). On April 4, 1990, the Board of Directors also approved an additional 500,000 shares of nonqualified stock options granted to another director at an exercise price of $0.25 per share (estimated fair market value at date of grant).

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The  following  sets   forth  certain  information  concerning   these
     nonqualified options:

                                                              Option Price
                                       Number                 ------------
                                      of Shares        Per Share        Total
                                      ---------        ---------        -----
        Outstanding March 31, 1994      862,000         $0.25         $215,500
                                      ---------                        -------
        Outstanding March 31, 1995      862,000         $0.25         $215,500
             Exercised                 (164,000)         0.25          (41,000)
                                      ---------                        -------
        Outstanding March 31, 1996      698,000                       $174,500
                                      =========                        =======

          All nonqualified options outstanding were earned and exercisable as of March 31, 1996.

          (b)  Common stock

          On December 31, 1993, the Company entered into an agreement cancelling an option that would have allowed the Company to purchase approximately 1,595,000 shares of common stock at $0.375 per share. As consideration for cancelling the option, State Farm contributed to the Company approximately 1,195,000 shares at no cost and retained 400,000 shares. The Company holds the contributed shares as treasury stock at March 31, 1996.


     (4)  Income Taxes

          At March 31, 1996, the Company had approximately $71,409,000 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. If these carryforwards are not utilized, they will begin to expire in 1998. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code (IRC). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



          The Company  utilizes an asset  and liability  approach for  financial
     accounting  and  reporting  for income  taxes.    The  major components  of
     deferred tax assets and liabilities follows:

                                             March 31, 1996    March 31, 1995
                                             --------------    --------------
          Deferred Tax Assets (Liabilities)
            Federal NOL Carryforwards         $ 24,279,040      $ 24,607,475
            Asset Impairment                        --                99,490
            Allowance for Bad Debts                416,403           416,427
            Book over tax depreciation
              and amortization                     815,254            47,543
            Accrued Workers Compensation           434,884           414,836
            Other accrued expenses                  (5,616)           10,361
                                                ----------        ----------
              Total deferred tax assets         25,939,965        25,596,132
              Valuation allowance              (25,939,965)      (25,596,132)
                                                ----------        ----------
                Net deferred tax asset        $     --          $     --
                                                ==========        ==========

          The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 1996 and March 31, 1995, as it is more likely than not that the deferred tax asset will not be realized.

          The effective tax rates for the years ended March 31, 1996 and 1995 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

     (5)  Related Parties

          During  1996, 1995 and 1994, the Company sold $791,000, $1,731,000 and
     $847,000  and  purchased  $427,000, $357,000  and  $411,000,  of  goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

          The related party transactions discussed in the preceding paragraphs are noninterest-bearing and are settled in the normal course of business.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


     (6)  Business Segments and Significant Customers

          The Company is engaged in contract drilling of oil and gas wells and, to a lesser extent, in oil and gas production. Information concerning the Company's business segments follows:

                                               Years Ended March 31,
                                     ----------------------------------------
                                        1996           1995           1994
                                     ----------     ----------     ----------
                                                  (In thousands)
     Revenues:
       Contract drilling             $  21,298      $  18,357      $  18,359
       Oil and gas                       1,683          1,042            621
                                       --------       --------       --------
                                     $  22,981      $  19,399      $  18,980
                                       ========       ========       ========
     Net income (loss) (a):
       Contract drilling             $   2,245      $   2,182      $   1,770
       Oil and gas                      (3,058)          (492)          (674)
                                       --------       --------       --------
                                          (813)         1,690          1,096
       Corporate expenses (b)             (139)          (154)           (57)
                                       --------       --------       --------
                                     $    (952)     $   1,536      $   1,039
                                       ========       ========       ========
     Identifiable assets:
       Contract drilling             $   6,415      $   5,117      $   4,661
       Oil and gas                       4,322          2,808            854
                                       --------       --------       --------
                                        10,737          7,925          5,515
       Corporate assets (c)                923          2,115          2,133
                                       --------       --------       --------
                                     $  11,660      $  10,040      $   7,648
                                       ========       ========       ========
     Depreciation, depletion and
      amortization:
       Contract drilling             $     439      $     476      $     465
       Oil and gas                         468            400            281
                                       --------       --------       --------
                                     $     907      $     876      $     746
                                       ========       ========       ========
     Capital expenditures:
       Contract drilling             $   1,463      $     515      $     951
       Oil and gas                       5,553          2,980          1,019
                                       --------       --------       --------
                                     $   7,016      $   3,495      $   1,970
                                       ========       ========       ========

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          (a) General and administrative costs and other income are allocated between segments based on identifiable assets.

          (b)  Corporate expenses consist of interest expense.

          (c) Corporate assets are those assets which are not specifically identifiable with a segment and consist primarily of cash and cash equivalents, short-term investments and prepaid expenses.

          For the years ended March 31, 1996, 1995 and 1994, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

          (a) three customers in 1996 individually represented approximately 19%, 18% and 14% of drilling revenues,

          (b) three customers in 1995 individually represented approximately 24%, 17% and 14% of drilling revenues,

          (c) two customers in 1994 individually represented approximately 40% and 15% of drilling revenues.

          The loss of one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for drilling rigs at the time of such loss and the Company's ability to find new customers.

     (7)  Contingencies

          On March 19, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause no. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any, largely as a result of the difficulty of verifying the insurance carrier's estimated claims and adjustments and the unavailability of SFIC personnel. However, an accrual was made in the Company's financial statements for the amount in question.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



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

          The Company disagrees with the claims made by the Guaranty Association and intends to vigorously to defend its position against the Receiver of SFIC and the Texas Guaranty Association. The Company believes that if the Guaranty Association's claim proves to be valid and enforceable then the Receiver's claim against the Company is either without merit or that its claim would be offset against the claims of the Guaranty Association. For these reasons, the Company has not accrued the Guaranty Association's claim in its financial statements.

          The Company provides for its workers' compensation claims based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. The Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury.

          The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (8)  Supplemental Information Related to Oil and Gas Activities

          The Company's capitalized cost of oil and gas properties is as follows:

                                                             March 31,
                                                             ---------
                                                          1996        1995
                                                          ----        ----
                                                           (In thousands)

               Oil and gas properties                   $10,398     $ 5,790

               Accumulated depreciation,
                 depletion and amortization              (6,076)     (2,982)
                                                         -------     -------
                                                        $ 4,322     $ 2,808
                                                         =======     =======

          The  Company's  costs  incurred  related  to  oil   and  gas  property
     acquisition, exploration and development activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                      (In thousands)

               Property acquisition costs    $   970     $ 1,309     $   170

               Exploration costs               3,969       1,035         609

               Development costs                 614         636         240
                                              -------     -------     -------
                                             $ 5,553     $ 2,980     $ 1,019
                                              =======     =======     =======

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The Company's results of operations from oil and gas producing activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1996        1995        1994
                                               ----        ----        ----
                                                      (In thousands)
          Revenues                           $ 1,683     $ 1,042     $   621

          Production costs                       554         350         318

          Dry holes and abandonments             945         629         656

          Depreciation, depletion and
            amortization and valuation
            provisions                         3,092         400         281

          Income tax provision                   --          --          --
                                              -------      -------     -------
          Results of operations from
            producing activities
            (excluding corporate
            overhead and interest costs      $(2,908)     $  (337)    $  (634)
                                              =======      =======     =======

     (9)  Unaudited supplemental oil and gas reserve information

          The reserve information presented below are only estimates. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas prices may all differ from those assumed in such estimates.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          Quantities of proved reserves:

                                             Crude Oil           Natural Gas
                                              (MBbl)               (MMcf)
                                             ---------           -----------
     Balance, March 31, 1993                    108.3                 353.2

     Discoveries and additions                   40.7                  35.1
     Production                                 (28.6)                (74.8)
                                             ---------           -----------

     Balance, March 31, 1994                    120.4                 313.5

     Discoveries and additions                  206.5                 920.6
     Production                                 (51.3)               (104.7)
                                             ---------           -----------
     Balance, March 31, 1995                    275.6               1,129.4

     Discoveries and additions                  163.9               1,898.3
     Production                                 (70.9)               (212.1)
                                             ---------           -----------
     Balance, March 31, 1996                    368.6               2,815.6
                                             =========           ===========

     Proved Developed reserves:
                                             Crude Oil           Natural Gas
                                               (MBbl)              (MMcf)
                                             ---------           -----------

     March 31, 1993                             108.3                 353.2
                                             =========           ===========

     March 31, 1994                             120.4                 313.5
                                             =========           ===========

     March 31, 1995                             275.6               1,129.4
                                             =========           ===========

     March 31, 1996                             368.6               2,815.6
                                             =========           ===========

                              TMBR/SHARP DRILLING, INC.

                            Notes to Financial Statements


                                                         March 31,
                                                  -----------------------
                                                    1996           1995
                                                    ----           ----

          Standardized Measure

            Future cash inflows production        $10,369        $ 6,013

            Future production and
              development costs                    (3,089)        (1,988)
                                                   -------        -------
            Future net cash flows                   7,280          4,025

            10% discount factor                    (2,326)        (1,146)
                                                   -------        -------
            Discounted future net cash flows        4,954          2,879

            Discounted income taxes                   --             --
                                                   -------        -------
            Standardized Measure                  $ 4,954        $ 2,879
                                                   =======        =======


                                          1996        1995         1994
                                          ----        ----         ----

          Standardized measure,
            beginning of year           $ 2,879     $   971      $ 1,139

          Revisions
               Prices and costs             235         676         (241)
               Accretion of discount        288          97          114
                                         -------     -------     --------
          Net revisions                     523         773         (127)

          Discoveries and additions       2,681       1,764          262
          Production                     (1,129)       (629)        (303)
                                         -------     -------      -------
          Standardized measure,
            end of year                 $ 4,954     $ 2,879      $   971
                                         =======     =======      =======


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                       PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and officers of the Company are as follows:

                                                                       Director
                                                                      or Officer
          Name                Age         Position with Company          since
          ----                ---         ---------------------       ----------
     Thomas C. Brown           69    Chairman of the Board of Directors
                                       and Chief Executive Officer        1982

     Joe G. Roper              67    Director and President               1982

     Donald L. Evans (1)       49    Director                             1982

     David N. Fitzgerald (1)   73    Director                             1984

     Don H. Lawson             57    Vice President - Operations          1992

     Patricia R. Elledge       38    Controller/Treasurer                 1994

     James M. Alsup            58    Secretary                            1982


     --------------------------
     (1)  Member of Compensation and Audit Committees


          Directors  of  the   Company  serve  until   the  annual  meeting   of
     stockholders to be held in August, 1996, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

          Mr. Brown has served as an executive officer and Director of the Company and Tom Brown, Inc., the former parent of the Company, for more than the past five years.

          Mr. Roper has been employed by the Company for more than the past five years.

          Mr. Evans serves as Chairman of the Board of Directors and Chief Executive Officer of Tom Brown, Inc. and has been employed by Tom Brown, Inc. for more than the past five years.

          Mr. Fitzgerald is the President and principal shareholder of Exit Oilfield Equipment, Inc., a privately held oilfield sales company, and was President of Oil Patch Sales and Rentals, Inc. from 1984 to 1991.

          Mr. Lawson has been employed by the Company for more than the past five years.

          Ms. Elledge was employed by the Company from September, 1989 to December, 1993 when she resigned to relocate. Ms. Elledge returned to the employ of the Company in September, 1994 in her current capacity as Controller/Treasurer. Ms. Elledge is the daughter of Mr. Roper.

          Mr. Alsup has been the Secretary of the Company since its inception. He has been a partner in the law firm of Lynch, Chappell & Alsup for more than the past five years.

     Item 11.  EXECUTIVE COMPENSATION

          The  discussion  under  "Executive   Compensation"  in  the  Company's
     definitive proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders is incorporated herein by reference.

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page
                                                                           ----
       (a)1.   See Index  to Financial Statements at Item 8                 18

       (a)2.   Financial Statement Schedules
                 Years ended March 31, 1996, 1995 and 1994

               Schedule  II - Valuation and Qualifying Accounts  . . . .    44

                    All  other  schedules   are  omitted  as  the
                    required information is inapplicable or the information is presented in the Financial
                    Statements or related notes.

       (a)3.   Exhibits:

            Exhibit  3.1 - Articles of Incorporation of the Company, as amended.
              (Incorporated by reference to Exhibit 3.1 in Registrant's Annual Report on Form 10-K dated June 28, 1991)

            Exhibit 3.2 - Bylaws of the Company, as amended.  (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

              Executive Compensation Plans and Arrangements
              (Exhibits 10.1 through and including Exhibit 10.11 constitute executive compensation plans and arrangements of the Registrant)

            Exhibit 10.1 - Incentive Stock Option Plan. (Incorporated by
              reference to Exhibit 10.3 in Registrant's Registration Statement on Form 10 as amended, effective October 9, 1984)

            Exhibit  10.2 -  Nonqualified  Stock Option  Agreement dated  August
              29, 1990, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.15 in Registrant's Annual Report on form 10-K dated June 25, 1993)

            Exhibit  10.3 -  Nonqualified  Stock Option  Agreement dated  August
              30, 1988, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.17 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit 10.4 - Incentive Stock Option Agreement dated November 16,
              1993  between Joe G. Roper  and the Registrant.   (Incorporated by
              reference to Exhibit 10.5 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

            Exhibit 10.5 -  Nonqualified Stock Option Agreement dated  August 8,
              1984, as amended January 15, 1988 and August 29, 1991, between Donald L. Evans and the Registrant. (Incorporated by reference to Exhibit 10.18 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit  10.6 -  Incentive Stock  Option Agreement  dated August  8,
              1984, as amended, January 15, 1988 and August 29, 1991, between Donald L. Evans and the Registrant. (Incorporated by reference to Exhibit 10.19 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit  10.7 - Incentive  Stock Option Agreement  dated December 4,
              1992 between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit 10.8  - Incentive Stock  Option Agreement dated  December 4,
              1992 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit 10.9 - Incentive Stock Option Agreement dated November 16,
              1993 between Don H.  Lawson and the Registrant.   (Incorporated by
              reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

            Exhibit 10.10 - 1994 Stock Option Plan.  (Incorporated by reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 28, 1995)

            Exhibit 10.11 - TMBR/Sharp Drilling, Inc. Employee Retirement Plan.
              (Incorporated by reference to Exhibit 10.11 in Registrant's Annual Report on Form 10-K dated June 28, 1995)

            Exhibit 10.12 - Asset Purchase Agreement dated June 22, 1992 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit 10.14 in Registrant's Annual Report on Form 10-K dated June 22, 1992)

            Exhibit 10.13  - Stock Option Cancellation  Agreement dated December
              31, 1993 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit 10.1 in Registrant's Current Report on Form 8-K dated January 6, 1994)

            Exhibit  10.14 -  Loan  Agreement dated  January  16, 1996,  between
              Norwest Bank Texas, Midland, N.A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 12, 1996)

            Exhibit 23 - Consent of Arthur Andersen LLP*

     ----------------------------------
     *Filed herewith

     (b)  No reports on  Form 8-K were filed  during the last quarter of  fiscal
     1996.

                                                                     Schedule II
                                                                     -----------



                              TMBR/SHARP DRILLING, INC.

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1996, 1995 and 1994

                                    (In thousands)



                              Balance at   Additions                 Balance
                              beginning    charged to                at end
         Description          of year      operations   Recoveries   of year
     ---------------------    ----------   ----------   ----------   -------

     Allowance for
       doubtful accounts:

               1996            $ 1,225      $   --        $    --    $ 1,225

               1995            $ 1,225      $   --        $    --    $ 1,225

               1994            $ 1,265      $   --        $    40    $ 1,225

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TMBR/SHARP DRILLING, INC.




     June 19, 1996                           By /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     June 19, 1996                               /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     June 19, 1996                               /s/ Joe G. Roper
                                                Joe G. Roper, President and
                                                Director


     June 19, 1996                               /s/ Patricia R. Elledge
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     June 19, 1996                               /s/ David N. Fitzgerald
                                                David N. Fitzgerald, Director



     June 19, 1996                               /s/ Donald L. Evans
                                                Donald L. Evans, Director

                                  INDEX TO EXHIBITS




                                   Description
                                   -----------

     Exhibit 3.1    Articles of Incorporation of the Company, as
                    amended.    (Incorporated  by   reference  to
                    Exhibit 3.1 in  Registrant's Annual Report on
                    Form 10-K dated June 28, 1991)

     Exhibit 3.2    Bylaws of the Company, as amended.  (Incor-
                    porated  by  reference  to  Exhibit   3.2  in
                    Registrant's Annual Report on Form 10-K dated
                    June 27, 1994)

                    Executive Compensation Plans and Arrangements
                    (Exhibits 10.1 through and  including Exhibit
                    10.11 constitute executive compensation plans and arrangements of the Registrant)

     Exhibit 10.1   Incentive Stock Option Plan (Incorporated by
                    reference  to  Exhibit  10.3 in  Registrant's
                    Registration   Statement   on  Form   10,  as
                    amended, effective October 9, 1984)

     Exhibit 10.2 Nonqualified Stock Option Agreement dated August 29, 1990, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.15 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

     Exhibit 10.3 Nonqualified Stock Option Agreement dated August 30, 1988, between Joe G. Roper and the Registrant. (Incorporated by reference to
                    Exhibit 10.17 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

     Exhibit 10.4   Incentive Stock Option Agreement dated
                    November 16,  1993 between  Joe G.  Roper and
                    the Registrant.   (Incorporated by  reference
                    to Exhibit 10.5 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

     Exhibit 10.5 Nonqualified Stock Option Agreement dated August 8, 1984, as amended, January 15, 1988 and August 29, 1991, between Donald L. Evans and the Registrant. (Incorporated by reference to Exhibit 10.18 in Registrant's
                    Annual Report  on Form  10-K  dated June  25,
                    1993)

     Exhibit 10.6   Incentive Stock Option Agreement dated
                    August 8, 1984, as amended, January 15, 1988 and August 29, 1991, between Donald L. Evans and the Registrant. (Incorporated by reference to Exhibit 10.19 in Registrant's Annual Report on Form 10-K dated June 25,
                    1993)

     Exhibit 10.7 Incentive Stock Option Agreement dated December 4, 1992 between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 25,
                    1993)

     Exhibit 10.8 Incentive Stock Option Agreement dated December 4, 1992 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

     Exhibit 10.9 Incentive Stock Option Agreement dated November 16, 1993 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

     Exhibit 10.10  1994 Stock Option Plan.  (Incorporated by
                    reference  to  Exhibit 10.10  in Registrant's
                    Annual Report  on Form  10-K  dated June  28,
                    1995)

     Exhibit 10.11  TMBR/Sharp Drilling, Inc. Employee Retirement
                    Plan.  (Incorporated  by reference to Exhibit
                    10.11  in Registrant's Annual  Report on Form
                    10-K dated June 28, 1995)

     Exhibit 10.12 Asset Purchase Agreement dated June 22, 1992 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit 10.14 in Registrant's Annual Report on Form 10-K dated June 22,
                    1992)

     Exhibit 10.13 Stock Option Cancellation Agreement dated December 31, 1993 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to
                    Exhibit 10.1 in Registrant's Current Report on Form 8-K dated January 6, 1994)

     Exhibit 10.14 Loan Agreement dated January 16, 1996, between Norwest Bank Texas, Midland, N.A. and the
                    Registrant.    (Incorporated by  reference to
                    Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 12, 1996)

     Exhibit 23     Consent of Arthur Andersen LLP*                     49

     --------------------
          *Filed herewith

                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



          As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (registration no. 33-46699 and no. 33-89878).




                                                 ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 31, 1996