Form 10-Q
period 1996-06-30
TMBR SHARP DRILLING INC
filed 1996-08-13
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

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

                                                          Yes   X    No
                                                              ------     ------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at August 6, 1996
          ----------------------------         -----------------------------
                (Title of Class)                         3,382,586

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1996 and
                  March 31, 1996 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended June 30, 1996 and 1995 . . . . . . . . . . . . .   5

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   7

                Statements of Cash Flows, Three Months
                  Ended June 30, 1996 and 1995 . . . . . . . . . . . . .   8

                Notes to Financial Statements  . . . . . . . . . . . . .   9

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  12


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  13

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  15

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)

                                                   June 30,
                                                     1996            March 31,
       ASSETS                                     (Unaudited)          1996
       ------                                    -------------      -----------
     Current assets:
       Cash and cash equivalents                   $     21         $     339
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both
           June 30, and March 31, 1996                2,756             2,942
       Inventories                                       61                51
       Deposits                                          73               423
       Other                                            393               410
                                                    --------          --------
         Total current assets                         3,304             4,165
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            39,879            39,750
       Oil and gas properties, based on
         successful efforts accounting               10,913            10,398
       Other property and equipment                   3,196             3,195
                                                    --------          --------
                                                     53,988            53,343

     Less accumulated depreciation,
       depletion and amortization                   (46,314)          (46,022)
                                                    --------          --------

         Net property and equipment                   7,674             7,321
                                                    --------          --------

     Other assets                                       202               174
                                                    --------          --------
         Total assets                              $ 11,180          $ 11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)

                                                  June 30,
                                                    1996            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1996
     ------------------------------------       ------------       -----------
     Current liabilities:
       Trade payables                             $   1,565          $  3,336
       Accrued workers' compensation                  1,279             1,279
       Other                                            486               786
                                                    --------          --------
          Total current liabilities                   3,330             5,401
                                                    --------          --------

     Long term liabilities:
       Borrowings from bank                           3,000             1,300
                                                    --------          --------
          Total liabilities                           6,330             6,701
                                                    --------          --------

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,651,325 and 4,615,525
         shares at June 30, and
         March 31, 1996, respectively                   465               461
       Additional paid-in capital                    60,659            60,654
       Accumulated deficit                          (56,124)          (56,006)
       Treasury stock-common, 1,268,739
         shares at June 30, and
         March 31, 1996, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  4,850             4,959
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  11,180         $  11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     2,930       $     5,931
          Oil and gas                                   487               359
                                                 -----------       -----------
              Total revenues                          3,417             6,290
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           2,445             5,004
          Oil and gas production                        207                84
          Dry holes and abandonments                    217                16
          Depreciation, depletion and
            amortization                                292               270
          General and administrative                    384               396
                                                 -----------       -----------
              Total operating costs
                and expenses                          3,545             5,770
                                                 -----------       -----------
              Operating income (loss)                  (128)              520
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (69)              (32)
          Gain on sales of assets                        65                --
          Other, net                                     14                35
                                                 -----------       -----------
          Total other income (expense)                   10                 3
                                                 -----------       -----------
       Net income (loss) before income
          tax provision                                (118)              523
       Provision for income taxes                        --               (12)
                                                 -----------       -----------

       Net income (loss)                        $      (118)      $       511
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)


                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
     Net income (loss) per share
       of common stock                          $      (.03)      $       .13
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,079,434         4,055,291
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                  Three Months Ended June 30, 1996 (Unaudited) and

                              Year Ended March 31, 1996

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1996     4,616   $ 461     $ 60,654      $(56,006)     1,270  $(150)      $ 4,959

                 Exercise of
                   stock options         35       4            5            --         --     --             9

                 Net income (loss)       --      --           --          (118)        --     --          (118)
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   June 30,
                     1996             4,651   $ 465     $ 60,659      $(56,124)     1,270  $(150)      $ 4,850
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
             For the three months ended June 30, 1996 and 1995 (Unaudited)
                                    (In thousands)

                                                   Three months ended June 30,
                                                  ------------------------------
                                                    1996                 1995
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income (loss)                           $   (118)            $    511
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                               292                  270
           Dry holes and abandonments                  217                   16
           Gain on sales of assets                     (65)                  --
           Changes in assets and liabilities:
            Trade receivables                          186               (2,923)
            Deposits                                   350                   --
            Inventories and other assets               (21)                 154
            Trade payables                          (1,771)                 543
            Accrued interest and other liabilities    (300)                  60
                                                   --------             --------
             Total adjustments                      (1,112)              (1,880)
                                                   --------             --------
             Net cash required by
              operating activities                  (1,230)              (1,369)

    Cash flows from investing activities:
      Additions to property and equipment             (868)                (720)
      Proceeds from sales of property and
        equipment                                       71                   --
                                                   --------             --------
             Net cash required by
              investing activities                    (797)                (720)

    Cash flows from financing activities:
      Repayments of capital lease                       --                  (20)
      Issuance of common stock                           9                   53
      Loans from bank                                1,700                  745
      Repayments of leasehold borrowings                --                 (119)
                                                   --------             --------
             Net cash provided by
              financing activities                   1,709                  659
                                                   --------             --------
             Net decrease in cash
              and cash equivalents                    (318)              (1,430)

    Cash and cash equivalents at beginning
      of period                                        339                1,590
                                                   --------             --------
    Cash and cash equivalents at end of period     $    21              $   160
                                                   ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1996 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 1996 and March 31, 1996, the results of operations for the three months ended June 30, 1996 and 1995, and the cash flows for the three month period ended June 30, 1996 and 1995.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.


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


     (3)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loan matures January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable. At June 30, 1996, the Company had borrowed $3,000,000 under the facility. The Company is required to maintain certain financial covenants, including a requirement to maintain a minimum tangible net worth of $6.25 million. As of June 30, 1996, the Company was not in compliance with this requirement, and obtained a waiver allowing their non-compliance. The Company is working with the bank to modify the terms of the loan agreement in order to eliminate the non-compliance with the debt covenant.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 108,000 shares of common stock are currently outstanding under the Plan, with 71,250 of the options being exercisable at June 30, 1996. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

          Total revenues were $3,417,000 for the three months ended June 30, 1996 which represents a 46% decrease over the same period in 1995. Operating expenses as percent of revenues were 104% for the three months ended June 30, 1996 versus 92% for the same period of the prior year. The operating results were negatively affected by a decrease in rig utilization rates. Rig utilization rates were 34% for the three months ended June 30, 1996 compared to 54% in the same period in 1995.

          Oil and gas revenues increased by approximately 36% due to the increase in the number of producing wells in which the Company has acquired ownership interests. Accordingly, oil and gas production expenses and depreciation, depletion and amortization expenses also increased.

          Net working capital was a negative $26,000 for the period ended June 30, 1996 compared to a negative $1,236,000 for the period ended March 31, 1996. The increase in working capital is primarily a result of decrease in trade payables.

     Liquidity and Capital Resources

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N. A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate. Interest only is payable monthly. The loans mature January 15, 1998, at which time, the then outstanding principal and accrued interest is due and payable. At June 30, 1996, the Company had borrowed $3,000,000 under the facility. The Company intends to meet its cash flow requirements for fiscal 1997 through cash flow provided from operations and if needed, additional borrowings.

          The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. However, the cash flow generated from operations and the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's operating areas. By focusing on drilling contracts which can provide operating cash flow, the Company believes its operating cash flow will improve. Cash required by operating activities was approximately $1.2 million for the quarter compared with $1.4 million for the three months ended June 30, 1995.

          As a result of the present worldwide excess supply of crude oil and natural gas and higher domestic finding costs on an equivalent unit basis, producers have significantly reduced their domestic drilling budgets. This decreased demand coupled with the extreme competitive conditions prevalent in the contract drilling industry continue to challenge the Company.


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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     August 13, 1996                  By:  /s/  Patricia R. Elledge
     ---------------                       -------------------------
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