Form 10-Q
period 1996-09-30
TMBR SHARP DRILLING INC
filed 1996-11-13
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at November 4, 1996
                (Title of Class)                         3,521,586

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, September 30, 1996 and
                  March 31, 1996 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended September 30, 1996 and 1995 . .  . . . . . . . .   5

                Statements of Operations, Six Months
                  Ended September 30, 1996 and 1995  . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Six Months
                  Ended September 30, 1996 and 1995 . .  . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  15


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  16

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)



                                                 September 30,
                                                     1996            March 31,
       ASSETS                                     (Unaudited)          1996
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $    130         $     339
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both
           September 30, and March 31, 1996           3,283             2,942
       Inventories                                       56                51
       Deposits                                          73               423
       Other                                            390               410
                                                    --------          --------
         Total current assets                         3,932             4,165
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            41,671            39,750
       Oil and gas properties, based on
         successful efforts accounting               11,420            10,398
       Other property and equipment                   3,196             3,195
                                                    --------          --------
                                                     56,287            53,343

     Less accumulated depreciation,
       depletion and amortization                   (46,504)          (46,022)
                                                    --------          --------

         Net property and equipment                   9,783             7,321
                                                    --------          --------

     Other assets                                       193               174
                                                    --------          --------
         Total assets                              $ 13,908          $ 11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)


                                                September 30,
                                                    1996            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1996
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   1,782          $  3,336
       Accrued workers' compensation                  1,236             1,279
       Other                                          1,147               786
                                                    --------          --------
          Total current liabilities                   4,165             5,401
                                                    --------          --------

     Long term liabilities:
       Borrowings from bank                           4,500             1,300
                                                    --------          --------
          Total liabilities                           8,665             6,701
                                                    --------          --------

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,790,325 and 4,615,525
         shares at September 30, and
         March 31, 1996, respectively                   479               461
       Additional paid-in capital                    60,679            60,654
       Accumulated deficit                          (55,765)          (56,006)
       Treasury stock-common, 1,268,739
         shares at September 30, and
         March 31, 1996, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  5,243             4,959
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  13,908         $  11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     3,838       $     5,197
          Oil and gas                                   458               432
                                                 -----------       -----------
              Total revenues                          4,296             5,629
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           2,815             3,959
          Oil and gas production                        246               121
          Dry holes and abandonments                    120               274
          Depreciation, depletion and
            amortization                                316               255
          General and administrative                    376               375
                                                 -----------       -----------
              Total operating costs
                and expenses                          3,873             4,984
                                                 -----------       -----------
              Operating income                          423               645
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (72)              (35)
          Gain on sales of assets                        --                24
          Other, net                                      8                14
                                                 -----------       -----------
          Total other income (expense)                  (64)                3
                                                 -----------       -----------
       Net income before income
          tax provision                                 359               648
       Provision for income taxes                        --               (18)
                                                 -----------       -----------

       Net income                               $       359       $       630
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------

     Net income per share
       of common stock                          $       .09       $       .15
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,175,943         4,086,560
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     6,768       $    11,128
          Oil and gas                                   945               791
                                                 -----------       -----------
              Total revenues                          7,713            11,919
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           5,259             8,961
          Oil and gas production                        453               205
          Dry holes and abandonments                    337               291
          Depreciation, depletion and
            amortization                                608               525
          General and administrative                    761               771
                                                 -----------       -----------
              Total operating costs
                and expenses                          7,418            10,753
                                                 -----------       -----------
              Operating income                          295             1,166
                                                 -----------       -----------

       Other income (expense):
          Interest                                     (141)              (67)
          Gain on sales of assets                        65                24
          Other, net                                     22                48
                                                 -----------       -----------
          Total other income (expense)                  (54)                5
                                                 -----------       -----------
       Net income before income
          tax provision                                 241             1,171
       Provision for income taxes                        --               (30)
                                                 -----------       -----------

       Net income                               $       241       $     1,141
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------

     Net income per share
       of common stock                          $       .06       $       .28
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,160,494         4,083,973
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                Three Months Ended September 30, 1996 (Unaudited) and

                              Year Ended March 31, 1996

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1996     4,616   $ 461     $ 60,654      $(56,006)     1,269  $(150)      $ 4,959

                 Exercise of
                   stock options        174      18           25            --         --     --            43

                 Net income              --      --           --           241         --     --           241
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   September 30,
                     1996             4,790   $ 479     $ 60,679      $(55,765)     1,269  $(150)      $ 5,243
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the six months ended September 30, 1996 and 1995 (Unaudited)
                                    (In thousands)

                                                  Six months ended September 30,
                                                  ------------------------------
                                                    1996                 1995
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $    241             $  1,141
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                               608                  525
           Dry holes and abandonments                  337                  291
           Gain on sales of assets                     (65)                 (24)
           Changes in assets and liabilities:
            Trade receivables                         (341)                (661)
            Deposits                                   350                   74
            Inventories and other assets                (4)                  72
            Trade payables                          (1,554)               1,030
            Accrued interest and other liabilities     318                 (313)
                                                   --------             --------
             Total adjustments                        (351)                 994
                                                   --------             --------
             Net cash provided (required) by
              operating activities                    (110)               2,135

    Cash flows from investing activities:
      Additions to property and equipment           (3,413)              (2,834)
      Proceeds from sales of property and
        equipment                                       71                   26
                                                   --------             --------
             Net cash required by
              investing activities                  (3,342)              (2,808)

    Cash flows from financing activities:
      Repayments of capital lease                       --                  (42)
      Issuance of common stock                          43                  113
      Loans from bank                                3,200                   --
      Repayments of leasehold borrowings                --                 (349)
                                                   --------             --------
             Net cash provided (required) by
              financing activities                   3,243                 (278)
                                                   --------             --------
             Net decrease in cash
              and cash equivalents                    (209)                (951)

    Cash and cash equivalents at beginning
      of period                                        339                1,590
                                                   --------             --------
    Cash and cash equivalents at end of period     $   130              $   639
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 1996 and March 31, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995, and the cash flows for the six month period ended September 30, 1996 and 1995.

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


     (3)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loan matures January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable. At September 30, 1996, the Company had borrowed $3,000,000 under the facility. Prior to November 13, 1996, the Company was in violation of certain financial covenants of the loan agreement. On November 13, 1996, Norwest agreed to amend the loan agreement and, as a result, the Company is in compliance with all the debt covenants.

          On August 15, 1996, the Company and Norwest entered into another loan agreement which provides for a $2,000,000 revolving line of credit secured by the Company's oil and gas producing properties. At September 30, 1996, the Company had borrowed $1,500,000 under this line of credit. The line of credit bears interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The line of credit matures on February 15, 1998.

     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 108,000 shares of common stock are currently outstanding under the Plan, with 84,250 of the options being exercisable at September 30, 1996. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

          On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. The following sets forth certain information concerning these nonqualified options.

                                          Number          Option Price
                                            of         -------------------
                                          Shares       Per Share     Total
                                          ------       -------------------

          Outstanding March 31, 1996         --            --          --

          Granted                        465,000        $7.75      $3,603,750
                                         -------         ----       ---------

          Outstanding September 30,
            1996                         465,000        $7.75      $3,603,750
                                         =======         ====       =========

          All of the nonqualified stock options granted on September 3, 1996 will be earned and exercisable on May 1, 1997.

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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 1996. Actual results could differ materially from those forward-looking statements.

     Results of Operations

          Total revenues were $4,296,000 and $7,713,000 for the three and six months ended September 30, 1996 which represents a 24% and 35% decrease over the same periods in 1995. Operating expenses as a percent of revenue were 90% and 96% for the three and six months ended September 30, 1996 versus 86% and 90% for the same period of the prior year. These decreases can be attributed to a decrease in rig utilization rates.

          Rig utilization rates were 44% and 39% for the three and six months ended September 30, 1996 as compared to 40% and 47% in the same periods in 1995. Presently, the Company is experiencing a strong upward increase in demand for its contract drilling services. Rig utilization in the Company's operating market is difficult to project because contract drilling is a highly competitive industry. In addition, the number of rigs, industry wide, actually available for work cannot be accurately determined.

          Oil and gas revenues increased by approximately 6% and 19% for the three and six months ended September 30, 1996 compared to September 30, 1995 periods, respectively. Accordingly, oil and gas production expenses also increased. Depreciation and depletion expense has also increased due to the increase in the number of producing wells in which the Company has an ownership interest.

          Interest expense has increased due to the borrowings under the Company's line of credit with Norwest.

          Net working capital was a negative $334,000 for the period ended September 30, 1996 compared to a negative $1,236,000 for the period ended March 31, 1996. The increase in working capital can be attributed to a decrease in trade payables and an increase in accounts receivable.

     Liquidity and Capital Resources

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N. A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate. Interest only is payable monthly. The loans mature January 15, 1998, at which time, the then outstanding principal and accrued interest is due and payable. At September 30, 1996, the Company had borrowed $3,000,000 under the facility.

          On August 15, 1996, the Company and Norwest entered into another loan agreement which provides for a $2,000,000 revolving line of credit secured by the Company's oil and gas producing properties. At September 30, 1996, the Company had borrowed $1,500,000 under this line of credit. The line of credit bears interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The line of credit matures on February 15, 1998. Prior to November 13, 1996, the Company was in
     violation of certain financial covenants of the loan agreement. On November 13, 1996, Norwest agreed to amend the loan agreement and, as a result, the Company is in compliance with all the debt covenants. The Company intends to meet its cash flow requirements for fiscal 1997 through cash flow provided from operations and if needed, additional borrowings.

          The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. However, the cash flow generated from operations and the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's operating areas. By focusing on drilling contracts which can provide operating cash flow, the Company believes its operating cash flow will improve. Cash required by operating activities was approximately $110,000 for the quarter compared with a $2.1 million inflow for the six months ended September 30, 1995.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     November 13, 1996                By:  /s/  Patricia R. Elledge
     -----------------                     ------------------------
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