Form 10-Q
period 1996-12-31
TMBR SHARP DRILLING INC
filed 1997-01-31
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at January 29, 1997
                (Title of Class)                         3,703,086

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, December 31, 1996 and
                  March 31, 1996 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended December 31, 1996 and 1995 . . . . . . . . . . .   5

                Statements of Operations, Nine Months
                  Ended December 31, 1996 and 1995 . . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Nine Months
                  Ended December 31, 1996 and 1995 . . . . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  15


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  16

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)



                                                 December 31,
                                                     1996            March 31,
       ASSETS                                     (Unaudited)          1996
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $    531         $     339
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,225 at both
           December 31, and March 31, 1996            3,537             2,942
       Inventories                                       66                51
       Deposits                                          73               423
       Other                                            153               410
                                                    --------          --------
         Total current assets                         4,360             4,165
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            41,872            39,750
       Oil and gas properties, based on
         successful efforts accounting               11,932            10,398
       Other property and equipment                   3,273             3,195
                                                    --------          --------
                                                     57,077            53,343

     Less accumulated depreciation,
       depletion and amortization                   (46,967)          (46,022)
                                                    --------          --------

         Net property and equipment                  10,110             7,321
                                                    --------          --------

     Other assets                                       185               174
                                                    --------          --------
         Total assets                              $ 14,655          $ 11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1996 (Unaudited) and March 31, 1996
                        (In thousands, except per share data)


                                                December 31,
                                                    1996            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1996
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   2,436          $  3,336
       Accrued workers' compensation                  1,427             1,279
       Other                                            441               786
                                                    --------          --------
          Total current liabilities                   4,304             5,401
                                                    --------          --------

     Long term liabilities:
       Borrowings from bank                           4,500             1,300

     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 4,946,725 and 4,615,525
         shares at December 31 and
         March 31, 1996, respectively                   494               461
       Additional paid-in capital                    60,709            60,654
       Accumulated deficit                          (55,202)          (56,006)
       Treasury stock-common, 1,268,739
         shares at December 31, and
         March 31, 1996, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                  5,851             4,959
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  14,655         $  11,660
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     5,051       $     5,066
          Oil and gas                                   494               305
                                                 -----------       -----------
              Total revenues                          5,545             5,371
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           3,792             4,411
          Oil and gas production                        136               168
          Dry holes and abandonments                    105               131
          Depreciation, depletion and
            amortization                                463               373
          General and administrative                    382               403
                                                 -----------       -----------
              Total operating costs
                and expenses                          4,878             5,486
                                                 -----------       -----------
              Operating income (loss)                   667              (115)
                                                 -----------       -----------

       Other income (expense):
          Interest                                      (95)              (33)
          Other, net                                      7                23
                                                 -----------       -----------
          Total other income (expense)                  (88)              (10)
                                                 -----------       -----------
       Net income (loss) before income
          tax provision                                 579              (125)
       Provision for income taxes                       (16)               --
                                                 -----------       -----------

       Net income (loss)                        $       563       $      (125)
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------

     Net income (loss) per share
       of common stock                          $       .13       $      (.03)
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,264,311         4,095,906
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)


                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $    11,820       $    16,194
          Oil and gas                                 1,439             1,096
                                                 -----------       -----------
              Total revenues                         13,259            17,290
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           9,052            13,372
          Oil and gas production                        589               374
          Dry holes and abandonments                    442               422
          Depreciation, depletion and
            amortization                              1,071               898
          General and administrative                  1,143             1,174
                                                 -----------       -----------
              Total operating costs
                and expenses                         12,297            16,240
                                                 -----------       -----------
              Operating income                          962             1,050
                                                 -----------       -----------

       Other income (expense):
          Interest                                     (236)              (99)
          Gain on sales of assets                        65                24
          Other, net                                     29                71
                                                 -----------       -----------
          Total other income (expense)                 (142)               (4)
                                                 -----------       -----------
       Net income before income
          tax provision                                 820             1,046
       Provision for income taxes                       (16)              (30)
                                                 -----------       -----------

       Net income                               $       804       $     1,016
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1996 and 1995 (Unaudited)
                        (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1996              1995
                                                 -----------       -----------

     Net income per share
       of common stock                          $       .19       $       .25
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  4,181,834         4,083,980
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Nine Months Ended December 31, 1996 (Unaudited) and

                              Year Ended March 31, 1996

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1996     4,616   $ 461     $ 60,654      $(56,006)     1,269  $(150)      $ 4,959

                 Exercise of
                   stock options        331      33           55            --         --     --            88

                 Net income              --      --           --           804         --     --           804
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   December 31,
                     1996             4,947   $ 494     $ 60,709      $(55,202)     1,269  $(150)      $ 5,851
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                    (In thousands)

                                                  Nine months ended December 31,
                                                  ------------------------------
                                                    1996                 1995
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $    804             $  1,016
      Adjustments to reconcile net income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                             1,071                  898
           Dry holes and abandonments                  442                  422
           Gain on sales of assets                     (65)                 (24)
           Changes in assets and liabilities:
            Trade receivables                         (595)              (1,007)
            Deposits                                   350                   91
            Inventories and other assets               231                   64
            Trade payables                            (900)               1,597
            Accrued interest and other liabilities    (197)                 (56)
                                                   --------             --------
             Total adjustments                         337                1,985
                                                   --------             --------
             Net cash provided by
              operating activities                   1,141                3,001

    Cash flows from investing activities:
      Additions to property and equipment           (4,339)              (4,695)
      Proceeds from sales of property and
        equipment                                      102                   26
                                                   --------             --------
             Net cash required by
              investing activities                  (4,237)              (4,669)

    Cash flows from financing activities:
      Repayments of capital lease                       --                  (92)
      Issuance of common stock                          88                  130
      Loans from bank                                3,200                  500
      Repayments of leasehold borrowings                --                 (386)
                                                   --------             --------
             Net cash provided by
              financing activities                   3,288                  152
                                                   --------             --------
             Net increase (decrease) in cash
              and cash equivalents                     192               (1,516)

    Cash and cash equivalents at beginning
      of period                                        339                1,590
                                                   --------             --------
    Cash and cash equivalents at end of period     $   531              $    74
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


     (1) Management's Representation

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 1996 and March 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995, and the cash flows for the nine month period ended December 31, 1996 and 1995.

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

       Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

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


     (3)  Debt

       Line of Credit

       On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loan matures January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable. At December 31, 1996, the Company had borrowed $3,000,000 under the facility. Prior to November 13, 1996, the Company was in violation of certain financial covenants of the loan agreement. On November 13, 1996, Norwest agreed to amend the loan agreement and, as a result, the Company is in compliance with all the debt covenants.

       On August 15, 1996, the Company and Norwest entered into another loan agreement which provides for a $2,000,000 revolving line of credit secured by the Company's oil and gas producing properties. At December 31, 1996, the Company had borrowed $1,500,000 under this line of credit. The line of credit bears interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The line of credit matures on February 15, 1998.

     (4)  Stockholders' Equity

       1984 Stock Option Plan

       In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 106,000 shares of common stock are currently outstanding under the Plan, with 84,250 of the options being exercisable at December 31, 1996. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

          Outstanding December 31,
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

     Results of Operations

       Contract drilling revenues were approximately $5,051,000 and $11,820,000 for the three and nine months ended December 31, 1996. When compared to the same periods in the prior year, contract drilling revenues were relatively flat for the three month period ended December 31, 1996 and decreased 27% for the nine months ended December 31, 1996. Rig utilization rates were 58% and 45% for the three and nine months ended December 31, 1996 compared to 42% and 45% in the same periods in 1995. Rig utilization rates and contract drilling revenues for the nine months ended December 31, 1996 were adversely affected by extremely low utilization in the first three months of the fiscal year. The utilization rate for the first quarter was 34% compared to 58% for the third quarter of this fiscal year. During the first quarter of the period, drilling prices were depressed and the Company chose to underutilize its drilling equipment rather than subjecting such equipment to additional wear and tear at unacceptable operating margins. From July 1996 through December 1996, the Company experienced, and is continuing to experience, a substantial increase in demand for its contract drilling services. Rig utilization in the Company's operating market is difficult to project because contract drilling is a highly com-petitive industry. In addition, the number of rigs, industry wide, actually available for work cannot be accurately determined.

       Contract drilling expenses as percent of contract drilling revenues was 75% for the three months ended December 31, 1996 compared to 87% for the same period in the prior year. This decrease can be attributed to a substantial increase in rates the Company charges for contract drilling services.

       Oil and gas revenues increased by approximately 62% and 31% for the three and nine months ended December 31, 1996 compared to the same periods in 1995. Accordingly, oil and gas production expenses increased 57% for the nine months ended December 31, 1996 when compared to the nine months ended December 31, 1995.

       Depreciation, depletion and amortization expense has also increased due to the addition of drill pipe and an increase in the number of producing wells in which the Company has an ownership interest.

       Interest expense has increased by 138% for the nine months ended December

     31, 1996 due to the borrowings under the Company's loan agreements with its bank lender.

       Net working capital was $56,000 at December 31, 1996 compared to a neg-ative $1,236,000 at March 31, 1996. This increase can be attributed to an increase in accounts receivable and a decrease in trade payables.

     Liquidity and Capital Resources

       On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N. A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate. Interest only is payable monthly. The loans mature January 15, 1998, at which time, the then outstanding principal and accrued interest is due and payable. At December 31, 1996, the Company had borrowed $3,000,000 under the facility. Prior to November 13, 1996, the Company was in violation of certain financial covenants of the loan agreement. On November 13, 1996, Norwest agreed to amend the loan agreement and, as a result, the Company is in compliance with all the debt covenants.

       On August 15, 1996, the Company and Norwest entered into another loan agreement which provides for a $2,000,000 revolving line of credit secured by the Company's oil and gas producing properties. At December 31, 1996, the Company had borrowed $1,500,000 under this line of credit. The line of credit bears interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The line of credit matures on February 15, 1998. The Company intends to meet its cash flow requirements for fiscal 1997 through cash flow provided from operations and if needed, additional borrowings.

       The contract drilling industry remains highly competitive. Recently, however, the demand for drilling rigs has improved from previous years. The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. In addition, the Company believes it competes favorably with respect to the depth capacity of its rigs, the availability of drilling equipment, the experience level of its personnel, the reputation of the Company and its relationship with existing customers. However, cash flow generated from operations and the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's operating areas. Cash flow provided by operating activities was approximately $1,141,000 for the nine months ended December 31, 1996 compared to $3,001,000 for the same period in 1995.


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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     January 31, 1997                 By:  /s/  Patricia R. Elledge
     ----------------                      -------------------------
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