Form 10-K/A
period 1996-03-31
TMBR SHARP DRILLING INC
filed 1997-05-01
CIK 751288

                                      FORM 10-KA
                                  (Amendment No. 1)

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

     Item 3.  LEGAL PROCEEDINGS

          In March, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,000. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount of $854,153 on January 12, 1994. Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any. However, an accrual was made in the company's financial statements for the amount in question. In a related development, on June 5, 1995, the Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and is asserting that it is entitled to reimbursement for all monies paid to claimants under these policies. In November, 1995, the Guaranty Association filed a lawsuit against the Company in Travis County, Texas, styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-12318. The Guaranty Association is seeking to recover past workers' compensation claims in the amount of approximately $803,000, which have been advanced by the Guaranty Association under the Company's workers compensation insurance program with SFIC. In May, 1996, and pursuant to an order of the Travis County District Court, the claims of the receiver for SFIC were assigned to and became a part of the Guaranty Association's claims against the Company. The Company has rejected a settlement offer made by the Guaranty Association for an amount less than the amount accrued by the Company and the Company intends to vigorously defend its position against the Guaranty Association.

          Currently,  the  Company  is   covered  under  a  deductible  workers'
     compensation policy with Petrosurance Casualty Company, an approved Texas workers compensation carrier, and Clarendon National Insurance Company.

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

                                                                              Years ended March 31,
                                                         ----------------------------------------------------------------------
                                                         1992              1993            1994           1995             1996
                                                         ----              ----            ----           ----             ----
                                                                 (In thousands, except per share amounts)
         INCOME STATEMENT DATA
         Operating revenues:
           Contract drilling                          $ 12,203         $ 17,996         $ 18,359         $ 18,357        $ 21,298
           Oil and gas                                     487              557              621            1,042           1,683
                                                        ------           ------           ------           ------          ------

              Total operating revenues                  12,690           18,553           18,980           19,399          22,981

         Operating costs and expenses:
           Contract drilling                            13,154           15,570           14,989           14,630          17,252
           Oil and gas production                          349              221              318              350             554
           Dry holes and abandonments                      263              236              656              629             945
           Depreciation, depletion
             an amortization                             1,390              702              746              876             907
           General and administrative                    1,432            1,401            1,339            1,553           1,599
           Writedown of oil and
             gas properties                                938              --              --                --            2,624(a)
                                                        ------           ------           ------           ------          ------
              Total operating costs
                and expenses                            17,526           18,130           18,048           18,038          23,881
                                                        ------           ------           ------           ------          ------
              Operating income (loss)                   (4,836)             423              932            1,361            (900)

         Other income (expenses):
           Interest                                       (927)             (424)            (89)            (154)           (139)
           Other                                         3,256             5,118             258              359             117
                                                        ------            ------          ------           ------          ------
              Total other income (expense)               2,329             4,694             169              205             (22)
                                                        ------            ------          ------           ------          ------

         Net income(loss) before income
           tax provision                                (2,507)            5,117           1,101            1,566            (922)
         Provision for income taxes                        --               (149)            (62)             (30)            (30)
                                                        ------            ------          ------           ------          ------
         Net income (loss) before
           extraordinary items                        $ (2,507)         $  4,968        $  1,039         $  1,536        $   (952)
                                                        ======            ======          ======           ======          ======





         Net income (loss)
           before extraordinary
           items per share                              ($1.72)            $1.09           $0.23            $0.38          ($0.23)
                                                         ======            ======          ======           ======          ======

         Weighted average number of
           common shares outstanding                   3,882,552         4,554,108       4,603,130        4,032,195       4,074,567
                                                       =========         =========       =========        =========       =========


         BALANCE SHEET DATA
           Cash and cash equivalents                  $    709         $    424         $  1,039         $  1,590        $    339
           Total assets                                  9,885            7,932            7,648           10,040          11,660
           Total debt                                      -- (b)            16               74              --            1,300
           Stockholders' equity                         (5,494)           3,081            4,133            5,775           4,959

         ____________________

              (a) During 1996, the Company recognized a non-cash charge of approximately $2.6 million due to a writedown of the carrying value of its oil and gas properties. This charge was a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas
                   properties  in total.   According  to  SFAS  121, if  an
                   impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

              (b) As a result of the violation of certain financial covenants in the Company's Note Agreement with its former lender, the long-term debt, in the amount of $11,339,000, is classified as current.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

            Report of Independent Public Accountants                       5

            Balance Sheets, March 31, 1996 and 1995                        6

            Statements of Operations, Years ended
              March 31, 1996, 1995 and 1994                                8

            Statements of Stockholders' Equity (Deficit),
              Years ended March 31, 1996, 1995 and 1994                    9

            Statements of Cash Flows,
              Years ended March 31, 1996, 1995 and 1994                   10

            Notes to Financial Statements                                 11

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

                              TMBR/SHARP DRILLING, INC.

                               Statements of Operations

                      Years Ended March 31, 1996, 1995 and 1994

                        (In thousands, except per share data)


                                                1996         1995        1994
                                                ----         ----        ----
    Revenues:
      Contract drilling                     $  21,298    $  18,357   $  18,359
      Oil and gas                               1,683        1,042         621
                                               ------       ------      ------
              Total revenues                   22,981       19,399      18,980
                                               ------       ------      ------
    Operating costs and expenses:
      Contract drilling                        17,252       14,630      14,989
      Oil and gas production                      554          350         318
      Dry holes and abandonments                  945          629         656
      Depreciation, depletion and
        amortization                              907          876         746
      Writedown of oil and gas
        properties                              2,624         --          --
      General and administrative                1,599        1,553       1,339
                                               ------       ------      ------
              Total operating costs
                and expenses                   23,881       18,038      18,048
                                               ------       ------      ------
              Operating income (loss)            (900)       1,361         932
                                               ------       ------      ------
    Other income (expense):
      Interest                                   (139)        (154)        (89)
      Gain on sales of assets                      26          100         103
      Other, net                                   91          259         155
                                               ------       ------      ------
              Total other income, net              22          205         169
                                               ------       ------      ------
    Net income (loss) before
      income tax provision                       (922)       1,566       1,101
    Provision for income taxes                    (30)         (30)        (62)
                                               ------       ------      ------
    Net income (loss)                       $    (952)       1,536       1,039
                                               ======       ======      ======
    Net income (loss) per
      common share                         $   (0.23)   $    0.38   $    0.23
                                             =========    =========   =========
    Weighted average number of
      common shares outstanding              4,074,567    4,032,195   4,603,130
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

                                            TMBR/SHARP DRILLING, INC.
                                   Statements of Stockholders' Equity (Deficit)
                                    Years Ended March 31, 1996, 1995 and 1994
                                                  (In thousands)

                                                                                              Treasury Stock
                                                                                       --------------------------          Total
                    Preferred Stock    Common Stock     Additional                     Common           Preferred      Stockholders'
                    ---------------    ------------      Paid-In     Accumulated   ---------------   ---------------      Equity
                    Shares   Amount   Shares   Amount    Capital       Deficit     Shares   Amount   Shares   Amount     (Deficit)
                    ------   ------   ------   ------   ----------   -----------   ------   ------   ------   ------   -------------
Balance, March 31,
  1993               4,170   $ 417     3,930   $ 393     $ 59,971      $(57,629)       47   $ (70)    4,170    $(1)       $ 3,081

Retirement of
  Preferred
  Treasury Stock    (4,170)   (417)      --       --          416           --         --      --    (4,170)     1            --

Exercise of Stock
  Options              --       --       296      30           63           --         --      --       --       --            93

Contribution of
  Common Stock
  from
  Shareholders         --       --       --       --          --            --      1,196      --       --       --           --

Purchase of
  Treasury
  Common Stock         --       --       --       --          --            --         27     (80)      --       --          (150)

Net Income             --       --       --       --          --          1,039        --      --       --       --         1,039
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------
Balance, March 31,
  1994                 --    $  --       --    $ 423     $ 60,450      $(56,590)    1,270   $(150)      --     $ --       $ 4,133

Exercise of Stock
  Options              --       --       168      16           90           --         --      --       --       --           106

Net Income             --       --       --       --          --          1,536        --      --       --       --         1,536
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------
Balance, March 31,
  1995                 --    $  --     4,394   $ 439     $ 60,540      $(55,054)    1,270   $(150)      --       --       $ 5,775

Exercise of Stock
  Options              --       --       222      22          114           --         --      --       --       --           136

Net Income             --       --       --       --          --           (952)       --      --       --       --          (952)
                    -------   -----    -----    -----     --------      --------    -----    -----    -----     ---        -------

Balance, March 31,
  1996                 --    $  --     4,616   $ 461     $ 60,654      $(56,006)    1,270   $(150)      --     $ --       $ 4,959
                    =======   =====    =====    =====     ========      ========    =====    =====    =====     ===        =======

See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               Statements of Cash Flows
                      Years Ended March 31, 1996, 1995 and 1994
                                    (In thousands)

                                                   1996       1995       1994
                                                   ----       ----       ----
   Cash flows from operating activities:
     Net income (loss)                          $   (952)  $   1,536  $   1,039
     Adjustments to reconcile net
       income to net cash provided
       (required) by operating activities:
         Depreciation, depletion and amortization     907        876        746
         Dry holes and abandonments                   945        629        656
         Gain on sales of assets                      (26)      (100)      (103)
         Writedown of properties                    2,624        --        --
         Changes in assets and liabilities:
           Trade receivables                         (374)        45      1,780
           Deposits                                    90        273       (347)
           Inventories and other current assets       (65)      (175)        19
           Trade payables                           1,497        555     (1,809)
           Accrued interest and other
             current liabilities                      117       (102)       333
                                                  --------   --------   --------
             Total adjustments                      5,715      2,001      1,275
                                                  --------   --------   --------
             Net cash provided
               by operating activities              4,763      3,537      2,314

   Cash flows from investing activities:
     Additions to property and equipment           (7,016)    (3,495)    (1,970)
     Proceeds from sales of property
       and equipment                                   44        106        117
                                                  --------   --------   --------
             Net cash required
               by investing activities             (6,972)    (3,389)    (1,853)

   Cash flows from financing activities:
     Proceeds from capital lease                      --         --         186
     Repayments of capital lease                      (92)       (89)       (45)
     Proceeds from exercise of stock options          136        106         93
     Purchase of treasury stock                       --         --         (80)
     Proceeds from bank loan                        1,300        --         --
     Leasehold borrowings and repayments
       of leasehold borrowings                       (386)       386        --
                                                  --------   --------   --------
             Net cash provided by
               financing activities                   958        403        154
                                                  --------   --------   --------
             Net increase (decrease) in
               cash and cash equivalents           (1,251)       551        615

   Cash and cash equivalents at beginning
     of year                                        1,590      1,039        424
                                                  --------   --------   --------
   Cash and cash equivalents at end of year     $     339  $   1,590  $   1,039
                                                  ========   ========   ========
   See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (1) Organization, Nature of Business and Summary of Significant Accounting Policies

     Organization and Nature of Business

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



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

          During 1996, 1995 and 1994, depletion, depreciation and amortization of capitalized oil and gas property costs was provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The  following  sets   forth  certain  information  concerning   these
     nonqualified options:

                                                              Option Price
                                       Number                 ------------
                                      of Shares        Per Share        Total
                                      ---------        ---------        -----
        Outstanding March 31, 1994      862,000         $0.25         $215,500
                                      ---------                        -------
        Outstanding March 31, 1995      862,000         $0.25         $215,500
             Exercised                 (161,800)         0.25          (40,450)
                                      ---------                        -------
        Outstanding March 31, 1996      700,200                       $175,050
                                      =========                        =======

          All nonqualified options outstanding were earned and exercisable as of March 31, 1996.

          (b)  Common stock

          On December 31, 1993, the Company entered into an agreement cancelling an option that would have allowed the Company to purchase approximately 1,595,000 shares of common stock at $0.25 per share. As consideration for cancelling the option, State Farm contributed to the Company approximately 1,195,000 shares at no cost and retained 400,000 shares. The Company holds the contributed shares as treasury stock at March 31, 1996.


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

     (7)  Contingencies

          In March, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,000. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount of $854,153 on January 12, 1994. Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any. However, an accrual was made in the company's financial statements for the amount in question. In a related development, on June 5, 1995, the

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and is asserting that it is entitled to reimbursement for all monies paid to claimants under these policies. In November, 1995, the Guaranty Association filed a lawsuit against the Company in Travis County, Texas, styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-12318. The Guaranty Association is seeking to recover past workers' compensation claims in the amount of approximately $803,000, which have been advanced by the Guaranty Association under the Company's workers compensation insurance program with SFIC. In May, 1996, and pursuant to an order of the Travis County District Court, the claims of the receiver for SFIC were assigned to and became a part of the Guaranty Association's claims against the Company. The Company has rejected a settlement offer made by the Guaranty Association for an amount less than the amount accrued by the Company and the Company intends to vigorously defend its position against the Guaranty Association.

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

                                             TMBR/SHARP DRILLING, INC.




     May 1, 1997                             By /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     May 1, 1997                                /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     May 1, 1997                                /s/ Joe G. Roper
                                                Joe G. Roper, President and
                                                Director


     May 1, 1997                                /s/ Patricia R. Elledge
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     May 1, 1997                                /s/ David N. Fitzgerald
                                                David N. Fitzgerald, Director



     May 1, 1997                                /s/ Donald L. Evans
                                                Donald L. Evans, Director