Form 10-Q/A
period 1996-12-31
TMBR SHARP DRILLING INC
filed 1997-05-01
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-QA
                                  (Amendment No. 1)

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

     PART TWO - OTHER INFORMATION

     Item 1.  Legal Proceedings

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



                                           TMBR/SHARP DRILLING, INC.




     May 1, 1997                      By:  /s/  Patricia R. Elledge
     -----------                           -------------------------
        Date                                    Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)