Form 10-K/A
period 1996-03-31
TMBR SHARP DRILLING INC
filed 1997-05-27
CIK 751288

                                      FORM 10-KA

                                  (Amendment No. 2)

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

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

            Report of Independent Public Accountants                       3

            Balance Sheets, March 31, 1996 and 1995                        4

            Statements of Operations, Years ended
              March 31, 1996, 1995 and 1994                                6

            Statements of Stockholders' Equity (Deficit),
              Years ended March 31, 1996, 1995 and 1994                    7

            Statements of Cash Flows,
              Years ended March 31, 1996, 1995 and 1994                    8

            Notes to Financial Statements                                  9

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

     Stock Based Employee Compensation

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     underlying stock on the date of grant, no compensation expense is recognized. SFAS 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. The disclosures required under SFAS 123 will be included in the footnotes to the financial statements of the Company's 1997 annual report.


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

          The effective tax rates for the years ended March 31, 1996, 1995 and 1994 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax. The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                              1996         1995        1994
                                              ----         ----        ----
          Tax provision (benefit)
            utilizing statutory rates         (313)         532         374

          Utilization of NOL                   343         (502)       (312)
                                               ---          ---         ---
          Tax provision                         30           30          62
                                               ===          ===         ===

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

                                             TMBR/SHARP DRILLING, INC.




     May 27, 1997                            By /s/ Thomas C. Brown
                                                -------------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     May 27, 1997                               /s/ Thomas C. Brown
                                                -------------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     May 27, 1997                               /s/ Joe G. Roper
                                                -------------------------------
                                                Joe G. Roper, President and
                                                Director


     May 27, 1997                               /s/ Patricia R. Elledge
                                                -------------------------------
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     May 27, 1997                               /s/ David N. Fitzgerald
                                                -------------------------------
                                                David N. Fitzgerald, Director



     May 27, 1997                               /s/ Donald L. Evans
                                                -------------------------------
                                                Donald L. Evans, Director