Form 10-K405
period 1997-03-31
TMBR SHARP DRILLING INC
filed 1997-06-27
CIK 751288

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

       (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                    (Fee Required)

     For the fiscal year ended March 31, 1997     Commission File Number 0-12757

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

                                                     Yes  X      No

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate market value of voting stock held by nonaffiliates of the registrant at June 16, 1997 was approximately $50,937,068.

          At June 16, 1997, there were 4,482,386 outstanding shares of the Registrant's Common Stock.

          The information required by Items 11, 12 and 13 of Part III of this Form are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held on or about August 29, 1997.

                              TMBR/SHARP DRILLING, INC.

                                      FORM 10-K

                                  TABLE OF CONTENTS



     Part I                                                            Page

          Item  1.  Business . . . . . . . . . . . . . . . . . . . .      3
          Item  2.  Properties . . . . . . . . . . . . . . . . . . .     16
          Item  3.  Legal Proceedings  . . . . . . . . . . . . . . .     17
          Item  4.  Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . .     18

     Part II

          Item  5.  Market for Registrant's Common Equity
                      and Related Stockholder Matters  . . . . . . .     19
          Item  6.  Selected Financial Data  . . . . . . . . . . . .     21
          Item  7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . .     22
          Item  8.  Financial Statements and Supplementary Data  . .     29
          Item  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . .     54

     Part III

          Item 10.  Directors and Executive Officers
                      of the Registrant  . . . . . . . . . . . . . .     54
          Item 11.  Executive Compensation . . . . . . . . . . . . .     55
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management  . . . . . . . . . . . .     55
          Item 13.  Certain Relationships and Related Transactions .     55

     Part IV and signatures

          Item 14.  Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K  . . . . . . . . . . .     56
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .     60

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

          The Company is engaged in two lines of business, which include the domestic onshore contract drilling of oil and gas wells, and the acquisition, exploration for, development, production and sale of oil and natural gas.

          The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 1997 was approximately 52% compared to 45% for the year ended March 31, 1996.

          The Company owns 15 drilling rigs, of which 1 was operating on behalf of the Company for its own account, 12 of which were operating for non-affiliated oil producers, and 2 were "stacked" (non-operating) at June 24, 1997. All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

          An onshore drilling rig consists of engines, drawworks, mast, pumps to circulate drilling fluids, blowout preventers, the drillstring and related equipment. The size and type of rig utilized for each drilling project depends upon the location of the well, the well depth and equipment requirements specified in the drilling contract, among other factors.

          The Company believes it has established a reputation for reliability, high quality equipment and well-trained crews. The Company continually seeks to modify and upgrade its equipment to maximize the performance and capabilities of its drilling rig fleet, which the Company believes provides it with a competitive advantage. The Company has the capability to design, repair and modify its drilling rig fleet from its principal support and storage facilities in Midland, Texas, and an additional storage yard in Odessa, Texas.

          The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin. Oil and gas operations comprised approximately 12% of the Company's revenues for the fiscal year ended March 31, 1997. The Company's proved reserves, all of which were proved developed producing, were approximately 887 MBOE and had a present value of future net revenues of approximately $5.7 million at March 31, 1997. At March 31, 1997, the Company owned interests in approximately 18,498 gross (2,483 net) acres of developed oil and gas properties, and approximately 7,687 gross (1,066 net) acres of undeveloped properties.

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


     CONTRACT DRILLING OPERATIONS

     Drilling Rigs

          The following table sets forth the type and depth capabilities of the Company's 15 onshore drilling rigs.

          Rig No.        Depth Capacity      Type

             2*                 8,500        Weiss W-45
             3*                 8,500        Weiss W-45
             6                 12,500        National 75A
            10*                12,500        National 75A
            12                 11,500        National 50A
            14*                12,500        BDW 650
            17*                 9,500        Unit 15
            22*                13,500        Brewster N-75
            23*                13,500        National 75A
            24*                13,500        Gardner Denver 700
            27*                13,500        Gardner Denver 700
            28*                16,000        Gardner Denver 800
            29*                16,000        Gardner Denver 800
            55*                30,000        Gardner Denver DW-2100
            56*                20,000        National 110-M

          ----------------
          *In active operation at June 24, 1997.

          Major overhauls, repairs and general maintenance for the drilling rigs are primarily conducted at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. See "Item 2. Properties".

     Drilling Contracts

          The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Such contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "footage" contracts with the remainder being "daywork" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications. The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 13 rigs working at June 24, 1997, 7 were subject to daywork contracts, and 6 were subject to footage contracts.

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

     Rig Utilization

          The Company's contract drilling revenues depend upon the utilization of its drilling rigs and the contract rates received for its drilling operations. These two factors are affected by a number of variables, including competitive conditions in the drilling industry and the level of exploration and development activity conducted by oil and gas producers at any given time. The level of domestic drilling activity has historically fluctuated and cannot be accurately predicted because of numerous factors affecting the petroleum industry, including oil and gas prices and the degree of government regulation of the industry. Contract drilling revenues and rig utilization rates for the past five years are set forth below.

                           Contract Drilling
            Year Ended         Revenues          Number of      Percent of
             March 31,      (in thousands)       Rigs Owned     Utilization
            ----------     -----------------     ----------     -----------
               1993            $ 17,996              15(a)         56.3%
               1994              18,359              15            47.6%
               1995              18,357              15            43.5%
               1996              21,298              15            45.1%
               1997              18,483              15            51.6%

     ____________________
          (a) Of the total number of rigs owned, three were owned only for a portion of the fiscal year ended March 31, 1993.

     Customers

          During the fiscal year ended March 31, 1997, the Company drilled a total of 98 wells for approximately 24 customers. The following table sets forth certain information with respect to the principal customers for the Company's contract drilling services during such period.

                                                Percent  of      Number of Wells
     Name of Customer                         Total Revenues         Drilled
     ----------------                         --------------     ---------------
     Titan Resources I, Inc.                        18%                 12
     Enron Oil and Gas Company                      16%                 13
     Pogo Producing Company                         10%                 19

          The loss of any one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for the Company's drilling rigs at the time of such loss and the Company's ability to attract new customers.

     Competition

          The Company encounters substantial competition from other drilling contractors in its contract drilling operations. The Company's principal market areas of west Texas and eastern New Mexico are highly fragmented and competitive. Companies compete primarily on the basis of contract rates, suitability and availability of equipment and crews, experience of drilling in certain areas, and reputation. The Company believes it competes favorably with respect to all of these factors. Competition is primarily on a well-by-well basis and may vary significantly at any particular time. Drilling rigs can be moved from one region to another in response to perceived long-term changes in levels of activity. In recent years, competition within the industry has been intense due to the oversupply of rigs which resulted from the rig overbuilding during the peak drilling years of 1980 and 1981, and the depressed demand resulting from lower oil and gas prices and excess deliverability of natural gas.

     Employees

          At June 1, 1997, the Company had 42 salaried employees and approximately 286 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

     REGULATION

     Oil and Gas

          The Company's operations are regulated by certain federal and state agencies. In particular, oil and gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and gas industry. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business, financial condition or results of operations.

          The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

          The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.

          Sales of gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate gas transportation rates and service conditions, which affect the marketing of gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636,636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. In 1996, the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636, et seq. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of gas, and has substantially increased competition and volatility in gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition.

          The sale of oil by the Company is not regulated and is made at market prices. The price the Company receives from the sale of oil is affected by the cost of transporting the product to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil.

          The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells.

     Environmental

          Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company's operations and costs. These laws and regulations sometimes require governmental authorization before certain activities, limit or prohibit other activities because of protected areas or species, impose substantial liabilities for pollution related to Company operations or properties, and provide penalties for noncompliance. In particular, the Company's exploration and production operations, its activities in connection with storage and transportation of oil and other liquid hydrocarbons, and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases the Company's overall cost of business. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company is unable to predict the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought by regulatory agencies for response cost or for natural resource damages.

          The following are examples of some environmental laws that potentially impact the Company and its operations.

          Water. The Oil Pollution Act ("OPA") was enact in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

          The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantially potential liability for the costs of the removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also prove civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

          Air Emissions. Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 CAA Amendments") require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the Environmental Protection Agency ("EPA") and state environmental agencies. Although no assurances can be given, the Company believes implementation of the 1990 CAA Amendments will not have a material adverse effect on the

     Company's financial condition or results of operations.

          Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and the states in which the Company operates are considering the adoption of stricter disposal standards for the type of non-hazardous wastes generated by the Company. RCRA also governs the generation, management, and disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during operations, could in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

          Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "hazardous substance" into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA's definition of a "hazardous substance". the Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company owned or operated, as well as to properties owned and operated by others at which disposal of the Company's hazardous substances occurred.

          The Company may also fall into the category of the "current owner or operator". The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

     OIL AND GAS OPERATIONS

          The Company's oil and gas operations involve the exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 1997, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

          The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

          Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is accomplished through participation with other individuals, partnerships or corporations. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At June 1, 1997 the Company was operator of 33 wells.

     Oil and Gas Reserves

          Information concerning the Company's estimated proved oil and gas reserves is included in note (10) to the Company's financial statements. See "Item 8 - Financial Statements and Supplementary Data".

          The reserve information is only an estimate. There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision due to the results of drilling, testing and production subsequent to the date of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The accuracy of such estimates is highly dependent upon the accuracy of the underlying assumptions upon which they are based.

          In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of, and volumes of production by, the Company will decline as reserves are produced. The Company's future oil and gas production is therefore highly dependent upon its level of success in acquiring or finding additional reserves.

          The Company has no reserves outside the United States.

          No major discovery or other favorable or adverse event has occurred since March 31, 1997 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

          The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

          The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

     Productive Wells and Acreage

          The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 1997. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.

                                                      Productive Wells
                                                Gross                  Net
                                                -----                  ---
                                             Oil     Gas           Oil      Gas
                                             ---     ---           ---      ---
     Texas................................... 71       9         10.334    1.335
     New Mexico.............................. 10       2          2.621     .144
                                             ---     ---         ------    -----
               Total......................... 81      11         12.955    1.479
                                             ===     ===         ======    =====

                                                        Acreage
                                           Developed             Undeveloped
                                           ---------             -----------
                                        Gross       Net       Gross         Net
                                        -----       ---       -----         ---
     Texas............................ 16,487      2,144      7,687        1,066
     New Mexico.......................  2,011        339        --           --
                                       ------      -----      -----        -----
               Total.................. 18,498      2,483      7,687        1,066
                                       ======      =====      =====        =====

          Generally, the terms of developed oil and gas leaseholds are continuing and such leases remain in force by virtue of, and so long as, production from lands under lease is maintained. Undeveloped oil and gas leaseholds are generally for a primary term, such as five or ten years, subject to maintenance with the payment of specified minimum delay rentals or extension by production.

          In addition to the Company's developed and undeveloped acreage shown above, on September 5, 1995, the Company entered into a 10 year License
     Agreement with the Government of the Republic of Palau and the State of Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. Any exploration activities in the license area will be conducted jointly with other third parties under a carried interest, farmout or other similar arrangements which would allow the Company to retain an ownership interest without incurring the initial costs of exploration.

     Drilling Activity

          The following table sets forth certain information concerning the number of gross and net exploratory and development wells drilled for the Company's account during the periods indicated.


                                          Years Ended March 31,
                         ------------------------------------------------------
                               1997                1996                1995
                         --------------      --------------      --------------
     Type of Well        Gross      Net      Gross      Net      Gross      Net
     ------------        -----      ---      -----      ---      -----      ---
     Exploratory (1)
          Oil              3        .700       7       1.340       4       .442
          Gas              2        .433       1        .250       3       .293
          Dry              5       1.077      11       2.067       9      1.195

     Development (2)
          Oil              7       1.835       6        .480       6       .842
          Gas             --        --        --         --       --        --
          Dry              2        .625       3        .510       2       .212

     --------------------------
     (1) An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     (2) A development well is a well drilled within the proved area of a oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

          At June 24, 1997, the Company was participating in the drilling of 1 gross (.06 net) exploratory well in Glasscock County, Texas.

          Substantially all of the equipment used in the Company's drilling operations is owned by the Company; however, certain insignificant items of drilling equipment are leased or rented as needed as such equipment either cannot be purchased or is only necessary for the drilling of certain types of wells located in certain areas.

          Production, Prices and Costs. The following table sets forth certain information regarding the volumes of the Company's net production of oil and gas, the average sales prices received associated with its sales of oil and gas, and the average production (lifting) cost per equivalent barrel of oil ("EBO").

                                                Years Ended March 31,
                                         ----------------------------------
                                         1997           1996           1995
                                         ----           ----           ----
     Net Production
          Oil (Bbls)                    76,266         70,941         51,300
          Gas (Mcf)                    361,745        212,062        104,700

     Sales Prices
          Oil ($/Bbl)                    23.93          17.67          17.13
          Gas ($/Mcf)                     1.81           1.52           1.55

     Production (Lifting) Costs
          per EBO (1)                   $ 6.77         $ 5.20         $ 4.07

     --------------------
          (1) An EBO is one barrel of oil equivalent using the ratio of six Mcf of gas to one barrel of oil.


     Title to Properties

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

     Markets and Customers

          The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 1997, Amoco Production Company, EOTT Energy Corporation and Texaco Trading and Transportation, Inc. accounted for approximately 15%, 10% and 10%, respectively, of the Company's oil and gas revenues for such period. The loss of any one of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

     Competition

          The Company encounters strong competition from major oil companies and independent producers and operators in acquiring properties and leases for exploration for oil and gas. Competition is particularly intense with respect to the acquisition of desirable undeveloped oil and gas leases. The principal competitive factors in the acquisition of undeveloped oil and gas leases include the staff and data necessary to acquire and develop such leases, as well as the amount of consideration and terms offered. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing and marketing of natural gas and oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. Of significant importance recently has been the domination and control of oil markets and prices by foreign producers.

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


     Item 3.  LEGAL PROCEEDINGS

          In March, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,000. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any. However, an accrual was made in the Company's financial statements for the amount in question. In a related development, on June 5, 1995, the Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and is asserting that it is entitled to reimbursement for all monies paid to claimants under these policies. In November, 1995, the Guaranty Association filed a lawsuit against the Company in Travis County, Texas, styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-12318. The Guaranty Association is seeking to recover past workers' compensation claims in the amount of approximately $803,000, which have been advanced by the Guaranty Association under the Company's workers compensation insurance program with SFIC. In May, 1996, and pursuant to an order of the Travis County District Court, the claims of the receiver for SFIC were assigned to and became a part of the Guaranty Association's claims against the Company. The Company has rejected a settlement offer made by the Guaranty Association for an amount substantially less than the amount accrued by the Company, and the Company intends to vigorously defend its position against the Guaranty Association.

          Currently  the   Company  is  covered  under   a  deductible  workers'
     compensation policy with Petrosurance Casualty Company, an approved Texas workers' compensation carrier, and Clarendon National Insurance Company.

          The Company is also a defendant in other ordinary routine litigation incidental to its business. The Company does not believe that the ultimate resolution of these other lawsuits will have a material effect on the Company's financial position or results of operations.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1997, and no matters were submitted to a vote of security holders during such period.

                                       PART II


     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "TBDI". The following table sets forth, on a per share basis for the periods indicated, the range of high and low last reported sales prices as reported by NASDAQ. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                        Price
                                                   --------------
                                                   High       Low
                                                   ----       ---
                Fiscal 1996
                       First Quarter              $ 7 3/4    $ 6 1/2
                       Second Quarter              10 1/2      9 1/4
                       Third Quarter                9 1/4      8
                       Fourth Quarter               8 1/4      6 3/4

                Fiscal 1997
                       First Quarter                8 1/4      6 3/4
                       Second Quarter              12          7
                       Third Quarter               12          8
                       Fourth Quarter              13 7/8     10 3/4

          The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, New York, New York.

          On February 13, 1997, the Company privately placed 725,000 shares of its Common Stock to eleven accredited investors, at a per share price of $11.00. Rauscher Pierce Refsnes, Inc. ("Rauscher") served as placement agent for the offering. The net proceeds from the sale of the shares, approximately $7.47 million, were used to repay all of the Company's outstanding bank debt (approximately $4.5 million) and for general working capital purposes. As consideration for serving as placement agent, Rauscher received a 5% cash commission (an aggregate of $398,750), and a non-accountable expense allowance of $25,000. The Company also issued to Rauscher, for nominal consideration, a five-year stock purchase warrant to purchase 36,250 shares of the Company's Common Stock at an exercise price of $13.20 per share. The Common Stock was sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D under the Act.

          On June 16, 1997, the outstanding shares of the Company's Common Stock were held of record by approximately 3,422 stockholders.

          The Company has never declared or paid any cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company presently intends to retain all earnings to fund its operations and future growth. Under the terms of the Company's Credit Facility with its bank lender, the Company is prohibited from paying cash dividends to the holders of Common Stock without the written consent of the bank. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Item 6.  SELECTED FINANCIAL DATA

                 The following table sets forth certain selected financial data for the Company's operations for each of the five years
                 ended March  31, 1997.   The data  set forth  in this table
                 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                                                              Years ended March 31,
                                                         -----------------------------------------------------------------------
                                                         1997              1996            1995           1994              1993
                                                         ----              ----            ----           ----              ----
                                                                         (In thousands, except per share amounts)
         INCOME STATEMENT DATA
         Operating revenues:
           Contract drilling                          $ 18,483         $ 21,298         $ 18,357         $ 18,359         $ 17,996
           Oil and gas                                   2,491            1,683            1,042              621              557
                                                        ------           ------           ------           ------           ------

              Total operating revenues                  20,974           22,981           19,399           18,980           18,553

         Operating costs and expenses:
           Contract drilling                            14,190           17,252           14,630           14,989           15,570
           Oil and gas production                          924              554              350              318              221
           Dry holes and abandonments                      558              945              629              656              236
           Depreciation, depletion
             and amortization                            1,784              907              876              746              702
           General and administrative                    1,560            1,599            1,553            1,339            1,401
           Writedown of oil and
             gas properties (a)                            171            2,624             --                --               --
                                                        ------           ------           ------           ------           ------
              Total operating costs
                and expenses                            19,187           23,881           18,038           18,048           18,130
                                                        ------           ------           ------           ------           ------
              Operating income (loss)                    1,787             (900)           1,361              932              423

         Other income (expenses):
           Interest                                       (278)             (139)           (154)             (89)            (424)
           Other                                            52               117             359              258            5,118
                                                        ------            ------          ------           ------           ------
              Total other income (expense)                (226)              (22)            205              169            4,694
                                                        ------            ------          ------           ------           ------

         Net income(loss) before income
           tax provision                                 1,561              (922)          1,566            1,101            5,117
         Provision for income taxes                        (16)              (30)            (30)             (62)            (149)
                                                        ------            ------          ------           ------           ------
         Net income (loss) before
           extraordinary items                        $  1,545          $   (952)       $  1,536         $  1,039         $  4,968
                                                        ======            ======          ======           ======           ======





         Net income (loss)
           before extraordinary
           items per share                               $0.38            ($0.23)          $0.38            $0.23            $1.09
                                                        ======            ======          ======           ======           ======

         Weighted average number of
           common shares outstanding                     4,106             4,075           4,032            4,603            4,554
                                                         =====             =====           =====            =====            =====


         BALANCE SHEET DATA
           Cash and cash equivalents                  $  1,048         $    339         $  1,590         $  1,039         $    424
           Total assets                                 19,761           11,660           10,040            7,648            7,932
           Total debt                                      --             1,300              --                74               16
           Stockholders' equity                         14,372            4,959            5,775            4,133            3,081

         ____________________

              (a) During fiscal years ended March 31, 1997 and 1996, the Company recognized a non-cash charge of approximately $171,000 and $2,624,000, respectively, due to a writedown of the carrying value of its oil and gas properties. In 1996, this charge was a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for
                   Long-Lived Assets to Be Disposed Of".   SFAS 121 requires
                   the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its
                   oil and gas properties in total.   According to SFAS  121,
                   if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.











                                                                     -2-

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K Annual Report and documents incorporated by reference in this Form 10-K Annual Report include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Company estimates, intends, projects, expects, believes or anticipates will or may occur in the future, including such matters as market conditions, future capital, development and exploration expenditures (including the amount and nature thereof), drilling rig utilization rates, drilling of wells, reserve estimates, business strategies and other plans and objectives of management of the Company for future operations and activities, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other facts it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

     Overview

        Since 1982, the principal business of the Company has been domestic onshore contract drilling of oil and gas wells. In 1987, the Company began acquiring and participating in the exploration for and development of oil and gas reserves.

        Contract Drilling Operations

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

        The following table sets forth certain information relating to the Company's contract drilling operations:

                                                   Year Ended March 31,
                                                   --------------------
                                                 1997       1996      1995
                                                 ----       ----      ----
                                                 (In thousands, except %'s)

          Contract drilling revenues           $18,483    $21,298    $18,357
          Contract drilling expenses            14,190     17,252     14,630

          Contract drilling expenses as
            a percent of drilling revenues        76.8%      81.0%      79.7%

          Rig utilization                         51.6%      45.1%      43.5%

        Oil and Gas Operations

        The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire oil and gas properties (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $196,000, and $1,100,000 as of March 31, 1997 and March 31, 1996, respectively.

        During 1997, 1996 and 1995, depletion, depreciation and amortization of capitalized oil and gas property costs was provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

        The following table sets forth certain information relating to the Company's oil and gas operations:

                                                 Year Ended March 31,
                                                 --------------------
                                              1997       1996       1995
                                              ----       ----       ----
                                                    (In thousands)

          Oil and gas revenues               $2,491     $1,683     $1,042
          Production expenses                   924        554        350
          Dry holes and abandonments            558        945        629
          Depreciation, Depletion and
            Amortization                        802        468        400
          Writedown of properties               171      2,624         --

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

        The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses as a result of unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

     RESULTS OF OPERATIONS

     Comparison of Year ended March 31, 1997 to Year ended March 31, 1996

        Contract drilling revenues for the year ended March 31, 1997 decreased by approximately 13% from the year ended March 31, 1996. However, the Company experienced an increase in the average price received for footage and daywork contracts, respectively, when compared to the year ended March 31, 1996. Even though the Company experienced these increases in rates, total drilling revenues for the year decreased by 13%. This decrease can be attributed to a reduction in the number of turnkey wells drilled by the Company. During the year ended March 31, 1996, the Company drilled 12 turnkey wells, while no turnkey wells were drilled by the Company during the year ended March 31, 1997.

        Rig utilization rates were approximately 52% and 45% for the years ended March 31, 1997 and 1996, respectively. Rig utilization rates and contract drilling revenues for the year ended March 31, 1997 were adversely affected by extremely low utilization in the first three months of the fiscal year. The utilization rate for the first quarter was 34% compared to 70% for the fourth quarter of fiscal year ended March 31, 1997. During the first quarter of the year, drilling prices were depressed and the Company chose to underutilize its drilling equipment rather then subjecting such equipment to additional wear and tear at unacceptable operating margins. From July, 1996 through March 31, 1997, the Company experienced, and is continuing to experience, a substantial increase in demand for its contract drilling services. Rig utilization in the Company's operating market is difficult to project because contract drilling is a highly competitive industry. In addition, the number of rigs, industry wide, actually available for work cannot be accurately determined.

        Contract drilling expenses as a percent of contract drilling revenues were approximately 77% and 81% for the years ended March 31, 1997 and 1996, respectively. This decrease can be attributed to the increase in the average price received for drilling contracts.

        Oil and gas revenues increased by approximately 48% for  the fiscal year
     ended  March  31,  1997.   Accordingly,  oil  and  gas production  expenses
     increased approximately 67% for the same period.

        Depreciation, depletion and amortization expense has also increased due to the addition of drill pipe and an increase in the number of producing wells in which the Company has an ownership interest.

        Interest expense increased approximately 100% for the year ended March 31, 1997 due to borrowings under the Company's credit facilities with its bank lender during this period. See "Liquidity and Capital Resources" below.

        Net working capital was $2.6 million at March 31, 1997 compared to a negative $1.2 million at March 31, 1996. The increase in working capital can be attributed to an increase in accounts receivable, a decrease in accounts payable and an increase in cash and cash equivalents.


     Comparison of Year Ended March 31, 1996 to Year Ended March 31, 1995

        Contract drilling revenues increased for the year ended March 31, 1996 by approximately 16% over the year ended March 31, 1995. During this period, the Company experienced an increased demand for turnkey drilling contracts. During fiscal year 1996, the Company drilled 12 turnkey wells which represented 45% of total drilling revenues, compared to 8 in fiscal year 1995, which represented 28% of total drilling revenues. Operating costs as a percent of revenues remained relatively constant as did the Company's rig utilization rates.

        Oil and gas revenues increased by approximately 62% and 68% for the years ended March 31, 1996 and 1995, respectively. This increase is primarily a result of an increase in the number of wells in which the Company owned an interest. Accordingly, the related oil and gas production expenses increased over the same periods by 58% and 10%, respectively.

        The Company participated as a working interest owner in the drilling of 28 wells during 1996, of which 14 were dry holes. The Company participated as a working interest owner in the drilling of 24 wells in 1995, of which 11 were dry holes.

        During 1996, the Company recognized a non-cash charge of approximately $2.6 million due to a writedown of the carrying value of its oil and gas properties. This charge was a result of the adoption of Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

     Income Taxes

        At March 31, 1997, the Company had approximately $71,683,000 of unused net operating loss ("NOL") carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. If these carryforwards are not utilized, they will begin to expire in 1998. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount calculated based on specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

        The effective tax rates for the years ended March 31, 1997 and 1996 differ from the statutory tax rate of 34% primarily due to utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

        The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to net operating loss carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is likely that a portion of the NOLs may expire before the Company is able to use them.

     Liquidity and Capital Resources

        In January, 1996, the Company entered into a loan agreement with its bank lender providing for a revolving credit facility (the "Credit Facility") maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility are limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount is redetermined by the bank monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only is payable monthly and the entire principal amount is due and payable on January 15, 1998. The Credit Facility bears interest at the bank's base rate and is secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment. At March 31, 1997, there were no amounts outstanding under the Credit Facility.

        In August, 1996, the Company entered into a second loan agreement with its bank lender. This second loan agreement provides for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bears interest at the bank's base rate and interest only is payable monthly. The Line of Credit matures on February 15, 1998, at which time the principal amount then outstanding is due and payable, plus any accrued and unpaid interest. At March 31, 1997, no amounts were outstanding under the Line of Credit.

        On February 13, 1997, the Company closed a private placement of 725,000 shares of Common Stock at a price of $11.00 per share. The net proceeds from the placement were approximately $7.4 million. Of such amount, $4,532,438 was used to repay all of the Company's bank debt then outstanding under the Credit Facility and Line of Credit. The remaining proceeds will be used for the purchase of drill pipe and for general corporate purposes. Management believes that the Company's improved liquidity resulting from the infusion of equity capital will also enhance the Company's ability to meet any unexpected capital needs and to fund planned capital expenditures. The Company may reborrow under its Credit

     Facility and Line of Credit in the future.

        The Company intends to meet its fiscal 1998 cash flow requirements, including amounts, if any, that may be required to be paid by the Company as a result of the claims asserted against the Company as described in "Item 3 - Legal Proceedings", through cash flow provided from operations and, if needed, additional borrowings under the Credit Facility and Line of Credit. As described in "Item 3 - Legal Proceedings", the Company is a defendant in a lawsuit filed against it by Texas Property and Casualty Insurance Guaranty Association which has resulted in the Company's accrual of approximately $854,000 for a contingent liability. If the Company ultimately incurs any liability as a result of a final, adverse judgment or if the Company pays any amount in settlement of the lawsuit, the Company's liquidity could be adversely affected to the extent of the amount actually paid in settlement of the lawsuit or in satisfaction of any judgment against the Company. However, in either event, the Company believes its capital sources are more than adequate to fund any such liability and that any adverse effects on the Company's liquidity would not be material and would not result in any material constraints on the Company's future operations.

        The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.

                                                        Year Ended March 31,
                                                        --------------------
                                                      1997       1996      1995
                                                      ----       ----      ----
     Oil and gas exploration and development.....    $3,424     $5,553    $2,980
     Drill pipe and related equipment............     2,940      1,452       459
     Other.......................................       390         11        56
                                                      -----      -----     -----
          Total..................................    $6,754     $7,016    $3,495
                                                      =====      =====     =====

        The  Company  presently  anticipates  making   capital  expenditures  of
     approximately $7.0 million in its 1998 fiscal year. Of this amount, the Company expects that approximately $4.0 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $3.0 million for oil and gas exploration and development activities. It is the Company's policy, however, to maintain maximum flexibility to make capital expenditures for its lines of business based on then existing economic conditions, the results of the Company's drilling activities, and other factors affecting the Company's business. Accordingly, the amounts actually expended in the Company's activities in fiscal 1998 could differ substantially from the amounts estimated above.

        The Company anticipates that funds for its capital expenditures in fiscal 1998 will be available through a combination of sources, including
     (i) borrowings under its Credit Facility and Line of Credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

     Trends and Prices

        Although the domestic onshore contract drilling business is currently experiencing increased demand for drilling services, primarily due to stronger oil and gas prices and technological advances, the market for onshore contract drilling services has generally been depressed since 1982, when oil and gas prices began to weaken. The Company cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

        The contract drilling industry is experiencing a shortage of qualified drilling rig personnel. This shortage has resulted in the Company's intentional restriction on the number of drilling rigs it has in active operations at any one time. The continued growth and expansion of the Company will depend upon, among other factors, the successful retention of skilled and qualified drilling rig personnel. If the Company is unable to attract and retain additional qualified personnel, its ability to market and operate more drilling rigs and expand its operations will continue to be restricted.

        In recent years, oil and gas prices have been extremely volatile. Prices for oil and gas are affected by market supply and demand factors as well as actions of state and local agencies, the U.S. and foreign governments and international cartels. The Company has no way of accurately predicting the supply and demand for oil and gas, domestic or worldwide political events or the effects of any such factors on the prices received by the Company for its oil and gas.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

          Report of Independent Public Accountants                      30

          Balance Sheets, March 31, 1997 and 1996                       31

          Statements of Operations, Years ended
            March 31, 1997, 1996 and 1995                               33

          Statements of Stockholders' Equity,
            Years ended March 31, 1997, 1996 and 1995                   34

          Statements of Cash Flows,
            Years ended March 31, 1997, 1996 and 1995                   35

          Notes to Financial Statements                                 36

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

        We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

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






                                               ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 23, 1997

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1997 and 1996

                        (In thousands, except per share data)




      ASSETS                                               1997          1996
      ------                                               ----          ----

    Current assets:
      Cash and cash equivalents                        $   1,048     $     339
      Marketable securities                                   87            --
      Trade receivables,
        net of allowance for doubtful
          accounts of $1,135 in 1997
          and $1,225 in 1996.                              6,218         2,942
      Inventories                                             74            51
      Deposits                                                73           423
      Other                                                  560           410
                                                          ------        ------
         Total current assets                              8,060         4,165
                                                          ------        ------


    Property and equipment, at cost:
      Drilling equipment                                  42,690        39,750
      Oil and gas properties, based on
        successful efforts accounting                     13,102        10,398
      Other property and equipment                         3,584         3,195
                                                          ------        ------
                                                          59,376        53,343
      Less accumulated depreciation,
        depletion and amortization                       (47,851)      (46,022)
                                                          ------        ------
         Net property and equipment                       11,525         7,321
                                                          ------        ------

    Other assets                                             176           174
                                                          ------        ------

              Total assets                             $  19,761     $  11,660
                                                          ======        ======


    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1997 and 1996

                        (In thousands, except per share data)



      LIABILITIES AND STOCKHOLDERS' EQUITY                 1997             1996
      ------------------------------------                 ----             ----

    Current liabilities:
      Trade payables                                    $  2,739       $   3,336
      Accrued workers' compensation                        1,245           1,279
      Other                                                1,405             786
                                                          ------          ------
         Total current liabilities                         5,389           5,401
                                                          ------          ------
    Long term liabilities:
      Borrowings from bank                                    --           1,300
                                                          ------          ------
         Total liabilities                                 5,389           6,701
                                                          ------          ------
    Contingencies

    Stockholders' equity:
      Common stock, $0.10 par value.
        Authorized, 50,000,000 shares;
        issued, 5,696,825 shares at
        March 31, 1997 and 4,615,525 at
        March 31, 1996.                                     570             461
      Additional paid-in capital                         68,413          60,654
      Accumulated deficit                               (54,461)        (56,006)
      Treasury stock-common, 1,268,739 shares
        at March 31, 1997 and 1996, at cost.               (150)           (150)
                                                         ------          ------
         Total stockholders' equity                      14,372           4,959
                                                         ------          ------

           Total liabilities and
             stockholders' equity                     $  19,761       $  11,660
                                                         ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                               Statements of Operations

                      Years Ended March 31, 1997, 1996 and 1995

                        (In thousands, except per share data)


                                                1997         1996        1995
                                                ----         ----        ----
    Revenues:
      Contract drilling                     $  18,483    $  21,298   $  18,357
      Oil and gas                               2,491        1,683       1,042
                                               ------       ------      ------
              Total revenues                   20,974       22,981      19,399
                                               ------       ------      ------
    Operating costs and expenses:
      Contract drilling                        14,190       17,252      14,630
      Oil and gas production                      924          554         350
      Dry holes and abandonments                  558          945         629
      Depreciation, depletion and
        amortization                            1,784          907         876
      Writedown of oil and gas
        properties                                171        2,624          --
      General and administrative                1,560        1,599       1,553
                                               ------       ------      ------
              Total operating costs
                and expenses                   19,187       23,881      18,038
                                               ------       ------      ------
              Operating income (loss)           1,787         (900)      1,361
                                               ------       ------      ------
    Other income (expense):
      Interest                                   (278)        (139)       (154)
      Gain on sales of assets                      65           26         100
      Other, net                                  (13)          91         259
                                               ------       ------      ------
              Total other income
                (expense), net                   (226)         (22)        205
                                               ------       ------      ------
    Net income (loss) before
      income tax provision                      1,561         (922)      1,566
    Provision for income taxes                    (16)         (30)        (30)
                                               ------       ------      ------
    Net income (loss)                       $   1,545    $    (952)  $   1,536
                                               ======       ======      ======
    Net income (loss) per
      common share                          $    0.38    $   (0.23)  $    0.38
                                             =========    =========   =========
    Weighted average number of
      common shares outstanding              4,105,882    4,074,567   4,032,195
                                             =========    =========   =========

    See accompanying notes to financial statements.

                                   TMBR/SHARP DRILLING, INC.

                               Statements of Stockholders' Equity

                           Years Ended March 31, 1997, 1996 and 1995

                                          (In thousands)



                                         Common Stock     Additional                 Treasury Stock        Total
                                         ------------      Paid-In     Accumulated   ---------------   Stockholders'
                                        Shares   Amount    Capital       Deficit     Shares   Amount      Equity
                                        ------   ------   ----------   -----------   ------   ------   -------------

                 Balance, March 31,
                   1994                  4,226   $ 423     $ 60,450      $(56,590)    1,270   $(150)      $ 4,133

                 Exercise of Stock
                   Options                 168      16           90           --         --      --           106

                 Net Income                --       --          --          1,536        --      --         1,536
                                         -----    -----     --------      --------    -----    -----       -------

                 Balance, March 31,
                   1995                  4,394   $ 439     $ 60,540      $(55,054)    1,270   $(150)      $ 5,775

                 Exercise of Stock
                   Options                 222      22          114           --         --      --           136

                 Net Loss                  --       --          --           (952)       --      --          (952)
                                         -----    -----     --------      --------    -----    -----       -------
                 Balance, March 31,
                   1996                  4,616   $ 461     $ 60,654      $(56,006)    1,270   $(150)      $ 4,959

                 Issuance of
                   Common Stock            750      76        7,704           --         --      --         7,780

                 Exercise of Stock
                   Options                 331      33           55           --         --      --            88

                 Net Income                 --      --           --         1,545        --      --         1,545
                                         -----    -----     --------      --------    -----    -----       -------
                 Balance, March 31,
                   1997                  5,697   $ 570     $ 68,413      $(54,461)    1,270   $(150)      $14,372
                                         =====    =====     ========      ========    =====    =====       =======

                 See accompanying notes to financial statements.



                              TMBR/SHARP DRILLING, INC.
                              Statements of Cash Flows
                      Years Ended March 31, 1997, 1996 and 1995
                                   (In thousands)

                                                   1997       1996       1995
                                                   ----       ----       ----
   Cash flows from operating activities:
     Net income (loss)                          $   1,545  $    (952) $   1,536
     Adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities:
         Depreciation, depletion and amortization   1,784        907        876
         Dry holes and abandonments                   558        945        629
         Gain on sales of assets                      (65)       (26)      (100)
         Writedown of properties                      171      2,624         --
         Changes in assets and liabilities:
           Trade receivables                       (3,276)      (374)        45
           Deposits                                   350         90        273
           Inventories and other assets              (262)       (65)      (175)
           Trade payables                            (597)     1,497        555
           Accrued payables and other
             current liabilities                      585        117       (102)
                                                  --------   --------   --------
             Total adjustments                       (752)     5,715      2,001
                                                  --------   --------   --------
             Net cash provided
               by operating activities                793      4,763      3,537
                                                  --------   --------   --------
   Cash flows from investing activities:
     Additions to property and equipment           (6,754)    (7,016)    (3,495)
     Proceeds from sales of property
       and equipment                                  102         44        106
                                                  --------   --------   --------
             Net cash required
               by investing activities             (6,652)    (6,972)    (3,389)
                                                  --------   --------   --------
   Cash flows from financing activities:
     Repayments of capital lease                       --        (92)       (89)
     Proceeds from issuance of common stock         7,780         --         --
     Proceeds from exercise of stock options           88        136        106
     Proceeds from bank loan                        3,200      1,300         --
     Repayments of bank loan                       (4,500)        --         --
     Leasehold borrowings and repayments
       of leasehold borrowings                         --       (386)       386
                                                  --------   --------   --------
             Net cash provided by
               financing activities                 6,568        958        403
                                                  --------   --------   --------
             Net increase (decrease) in
               cash and cash equivalents              709     (1,251)       551

   Cash and cash equivalents at beginning
     of year                                          339      1,590      1,039
                                                  --------   --------   --------
   Cash and cash equivalents at end of year     $   1,048  $     339  $   1,590
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

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $278,000 in 1997, $139,000 in 1996, and $154,000 in
     1995. Cash payments for taxes due totaled $0, $23,000 and $13,000 during 1997, 1996 and 1995, respectively.

     Marketable Securities

          During  1997,  the  Company   adopted  the  accounting  procedures  as
     established by the  SFAS No.  115, "Accounting for  Certain Investments  in
     Debt  and Equity Securities."   Under SFAS No.  115, marketable securities,
     such  as those owned by  the Company, are  classified as available-for-sale securities and are to  be reported at market  value, with unrealized  gains and losses, net of income  taxes, excluded from earnings and reported  as a
     separate  component of  stockholders' equity.   The  market value  of these
     securities  at March  31,  1997  was  not  materially  different  from  the historical cost, and  therefore, no  unrealized gains or  losses have  been recorded.










                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements



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

          Oil  and gas properties are accounted for using the successful efforts method  of accounting.  Accordingly, the costs incurred to acquire property
     (proved  and unproved),  all development  costs and  successful exploratory costs are capitalized, whereas the costs  of unsuccessful exploratory wells are  expensed.  Geological and geophysical  costs, including seismic costs, are charged  to expense when incurred.  In cases where the Company provides contract drilling  services related to oil  and gas properties in  which it has  an ownership  interest,  the Company's  proportionate  share of  costs related  to these  properties is capitalized  as stated  above, net  of the
     Company's  working  interest share  of  profits from  the  related drilling
     contracts.   Capitalized costs  of undeveloped  properties,  which are  not depleted until proved reserves  can be associated with the  properties, are
     periodically  reviewed for  possible  impairment.   Such unevaluated  costs
     totaled  approximately $196,000  and $1,100,000  as of  March 31,  1997 and
     1996, respectively.

          Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.









                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements




          Prior to 1996, the Company provided impairments for significant proved oil  and gas properties  to the extent that  net capitalized costs exceeded aggregated  undiscounted future net cash  flows.  During  1996, the Company adopted Statement of  Financial Accounting Standards No. 121  ("SFAS 121"),
     "Accounting  for the  Impairment of  Long-Lived Assets  and  for Long-Lived
     Assets to Be  Disposed Of".   SFAS 121 requires  the Company to  assess the
     need for an impairment of capitalized costs  of oil and gas properties on a
     property-by-property basis.   According to  SFAS 121, if  an impairment  is
     indicated  based on  undiscounted expected  future cash  flows, then  it is recognized  to the  extent  that net  capitalized  costs exceed  discounted
     future cash  flows.   In  connection with  the adoption  of  SFAS 121,  the
     Company  provided an  impairment  of $2,624,000  in  1996.   An  additional
     impairment  of $171,000  was recorded  in 1997.   Management's  estimate of
     future cash flows is based on their estimate of reserves and prices.  It is reasonably possible that a change in reserve or price estimates could occur in the near  term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

     Risks and Uncertainties

          The preparation  of financial statements in  conformity with generally accepted accounting  principles requires  management to make  estimates and assumptions  that affect the reported amounts of assets and liabilities and disclosure  of contingent  assets  and  liabilities  at  the  date  of  the financial  statements and  the reported  amounts of  revenues and  expenses
     during  the reporting  period.   Actual  results  could differ  from  those
     estimates.  Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value




                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     of estimated future net revenues therefrom (see Note 9), and the valuation allowance for deferred taxes (see Note 5).

     Net Income (Loss) Per Share of Common Stock

          Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. All common stock equivalents are considered dilutive for purposes of calculating the net income per share and are considered antidilutive for purposes of calculating the net loss per share.

     Stock Based Employee Compensation

          In  October  1995, the  Financial  Accounting  Standards Board  issued
     Statement  of   Financial  Accounting   Standards  No.  123   ("SFAS  123")
     "Accounting for Stock-Based Compensation," which establishes accounting and
     reporting standards for various  stock based compensation plans.   SFAS 123
     encourages the adoption  of a  fair value  based method  of accounting  for employee stock options, but permits continued application of the accounting method prescribed by Accounting  Principles Board Opinion No.  25 ("Opinion
     25"), "Accounting  for Stock Issued to Employees."  The Company has elected to continue to  apply the provisions of  Opinion 25.  Under Opinion  25, if the exercise price  of the Company's stock options equals  the market value of the  underlying stock on the  date of grant, no  compensation expense is
     recognized.    SFAS  123  requires  disclosure  of  pro  forma  information regarding net income and earnings per share as if the Company had accounted for  its  employee stock  options  under  the  fair  value  method  of  the statement.  See Note 3 "Stockholders' Equity."


     (2)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provides for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank Minnesota, National Association base rate and the interest is payable monthly. The loan agreement matures
     January 15, 1998 at which time the then outstanding principal and all of the accrued and unpaid interest is due and payable.



                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



          In August, 1996, the Company entered into a second loan agreement with
     Norwest.  The  second loan  agreement provides for  a $2,000,000  revolving line of credit secured by substantially all of  the Company's producing oil
     and gas properties.   Borrowings under the line of  credit bear interest at
     the Norwest  base rate and the  interest is payable  monthly.  The  line of credit matures on  February 15, 1998, at  which time, the  principal amount then outstanding is due and payable,  plus any accrued and unpaid interest.
     The borrowings under
     both loan agreements were paid in full in February, 1997.

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


     (3)  Stockholders' Equity

          (a)  Common Stock

          On  February 13,  1997,  the Company  closed  a private  placement  of
     725,000 shares of  common stock at  a price of $11.00  per share.   The net
     proceeds from the placement were approximately $7.4 million.

          (b) Stock Option Plans

     1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the
     "Plan") which initially authorized 375,000  shares of the Company's  common stock to be issued as either incentive stock  options or nonqualified stock options.  This  Plan was amended in August 1986  to increase the authorized shares to 475,000 shares of  the Company's common stock.  In  January 1988, the  Plan was amended to reduce the  option price on certain options issued prior to March 31, 1986, to reflect  the then current fair market value  of the Company's  common stock.  The Plan provides that options may be granted to key employees  or directors for various  terms at a price  not less than the fair market  value of the shares on the date  of the grant.  Options to purchase 106,000 shares of common stock are currently outstanding under the
     Plan, with 82,250 of the options  being exercisable at March 31, 1997.   No
     additional shares are available for grant as the Plan expired by its own terms in August




                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements



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

                                           Number          Option Price
                                             of         ---------------------
                                           Shares       Per Share       Total
                                           ------       ---------------------
          Outstanding March 31, 1996          --          --             --

          Granted                        465,000       $7.75         $3,603,750
                                         -------        ----          ---------
          Outstanding March 31, 1997     465,000       $7.75         $3,603,750
                                         =======        ====          =========

          All of the nonqualifed stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

          In addition to the aforementioned options, during fiscal year 1989, an additional  500,000 shares  of nonqualified  stock options were  granted to another director who is also an officer.  These options were granted at  an exercise  price of $0.25 per share (estimated  fair market value at date of
     grant).    On April  4,  1990,  the Board  of  Directors  also approved  an additional  500,000 shares of nonqualified stock options granted to another director at  an exercise price  of $0.25 per  share (estimated  fair market value at date of grant).



                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



          The  following  sets  forth   certain  information  concerning   these
     nonqualified options:

                                                              Option Price
                                       Number                 ------------
                                      of Shares        Per Share        Total
                                      ---------        ---------        -----
        Outstanding March 31, 1995      862,000         $0.25         $215,500
             Exercised                 (164,000)         0.25          (41,000)
                                      ---------                        -------
        Outstanding March 31, 1996      698,000         $0.25         $174,500
             Exercised                 (329,200)         0.25          (82,300)
                                      ---------                        -------
        Outstanding March 31, 1997      368,800         $0.25         $ 92,200
                                      =========                        =======

          All nonqualified options outstanding were earned and exercisable as of March 31, 1997.

          Pro forma information regarding  net income and earnings per  share is required  by  SFAS 123,  and  has been  determined  as if  the  Company had accounted  for its  employee stock options  under the fair  value method of
     that statement.   The fair value of  each option grant is estimated  on the
     date of  the grant using  the Black-Scholes  option pricing model  with the following weighted-average assumptions  used for grants in  fiscal 1997: no dividend yield, expected volatility of 68.32% and a risk free interest rate of 6.7%.

             Year of     Option     Exercise     Expected     Fair
              Grant      Shares      Price         Life       Value
             -------     ------     --------     --------     -----
              1997       465,000     $7.75         5.0        $4.87














                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          For purposes of pro forma disclosures, the estimated fair value of the
     options  is amortized  to expense over  the options'  vesting period.   The
     Company's pro forma information follows:

                                                       1997
                                                -------------------
                                             As Reported     Pro Forma
                                             -----------     ---------
                                      (In thousands, except per share amounts)

          Net income (loss) from
            continuing operations              $1,545          $(436)

          Net income (loss) from
            continuing operations
              per share                        $0.38           $(0.10)

          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

     (4)  Effects of Future Adoption of Accounting Standards

          In  February 1997,  the  Financial Accounting  Standards Board  issued
     Statement of Financial Accounting Standards No. 128 ("SFAS 128")  "Earnings
     Per  Share" superseding  Accounting Principles  Board Opinion No.  15 ("APB
     15") "Earnings Per Share."  SFAS  128 simplifies earnings per share ("EPS")
     calculations by replacing previously reported primary EPS with what will be called  basic  EPS  which  is  calculated  by  dividing  reported  earnings
     available   to  common   shareholders  by   the  weighted   average  shares
     outstanding.    No dilution  for  potentially dilutive  securities  will be
     included  in basic  EPS.   Previously reported  fully diluted  EPS  will be
     called diluted EPS which will
     include potentially  dilutive securities.  The requirements  under SFAS 128 will  not be incorporated into the Company's financial statements until the
     fiscal year  ending March  31, 1998.    Presented below  are the  pro-forma
     effects







                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




     of SFAS 128 on the Company's EPS disclosures for the years ending March 31, 1997, 1996 and 1995:

                                         1997          1996          1995
                                         ----          ----          ----

        Primary EPS as reported         $ 0.38        $(0.23)       $ 0.38

        Effect of SFAS 128                0.05          0.00          0.11
                                          ----          ----          ----
        Pro-forma basic EPS             $ 0.43        $(0.23)       $ 0.49
                                          ====          ====          ====

        Fully diluted EPS as
          reported                      $ 0.38        $(0.23)       $ 0.38

        Effect of SFAS 128                0.00          0.00          0.00
                                          ----          ----          ----
        Pro-forma diluted EPS           $ 0.38        $(0.23)       $ 0.38
                                          ====          ====          ====


     (5)  Income Taxes

          At  March 31, 1997, the  Company had approximately  $71,683,000 of net operating loss carryforwards for tax purposes.  Realization of the benefits of  these carryforwards is dependent upon the Company's ability to generate
     taxable  earnings  in  future periods.    If  these  carryforwards are  not
     utilized,  they will  begin  to expire  in 1998.  The Company's  ability to utilize its net  operating loss carryforwards may be  substantially limited in the future under Section 382 of the Internal Revenue Code (IRC).  If the
     Company encounters a  change of control as defined in  IRC Section 382, the carryforward  would  be limited  to an  annual  amount calculated  based on
     market  value.   The  Company  does not  believe  a change  of  control, as defined, has occurred to date.









                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          The Company utilizes  an asset  and liability  approach for  financial
     accounting  and  reporting  for income  taxes.    The  major components  of
     deferred tax assets and liabilities follows:

                                             March 31, 1997    March 31, 1996
                                             --------------    --------------
          Deferred Tax Assets (Liabilities)
            Federal NOL Carryforwards         $ 24,372,057      $ 24,279,040
            Allowance for Bad Debts                385,803           416,403
            Book over tax depreciation
              and amortization                     112,171           815,254
            Accrued Workers Compensation           423,170           434,884
            Other accrued expenses                  40,689            (5,616)
                                                ----------        ----------
              Total deferred tax assets         25,333,890        25,939,965
              Valuation allowance              (25,333,890)      (25,939,965)
                                                ----------        ----------
                Net deferred tax asset        $     --          $     --
                                                ==========        ==========

          The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 1997 and March 31, 1996, as it is more likely than not that the deferred tax asset will not be realized.

          The effective tax rates for the years ended March 31, 1997, 1996 and 1995 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.
















                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                            1997       1996        1995
                                            ----       ----        ----

          Tax provision (benefit)
            utilizing statutory rates      $ 525      $(313)      $ 532

          Utilization of NOL                (509)       343        (502)
                                             ---        ---         ---
          Tax provision                    $  16      $  30       $  30
                                             ===        ===         ===


     (6)  Related Parties

          During  1997, 1996 and 1995,  the Company sold  $190,000, $791,000 and
     $1,731,000 and purchased $119,000,  $427,000 and $357,000, respectively, of goods and  services from  entities affiliated with  individuals serving  as
     officers and/or  directors of the Company.   These purchases and  sales are
     transacted  using  market  rates.    These  transactions  are  included  in
     "contract  drilling  revenue" and  "contract  drilling  expense" or  "other income or expense" in the accompanying statements of operations.

          The related party transactions discussed in the preceding paragraph are noninterest-bearing and are settled in the normal course of business.
















                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


     (7)  Business Segments and Significant Customers

          The Company  is engaged in contract drilling of oil and gas wells and,
     to a lesser extent, in oil and gas production.   Information concerning the
     Company's business segments follows:

                                               Years Ended March 31,
                                     ----------------------------------------
                                        1997           1996           1995
                                     ----------     ----------     ----------
                                                  (In thousands)
     Revenues:
       Contract drilling             $  18,483      $  21,298      $  18,357
       Oil and gas                       2,491          1,683          1,042
                                       --------       --------       --------
                                     $  20,974      $  22,981      $  19,399
                                       ========       ========       ========
     Net income (loss) (a):
       Contract drilling             $   1,937      $   2,245      $   2,182
       Oil and gas                        (114)        (3,058)          (492)
                                       --------       --------       --------
                                         1,823           (813)         1,690
       Corporate expenses (b)             (278)          (139)          (154)
                                       --------       --------       --------
                                     $   1,545      $    (952)     $   1,536
                                       ========       ========       ========
     Identifiable assets:
       Contract drilling             $  11,711      $   6,415      $   5,117
       Oil and gas                       6,179          4,322          2,808
                                       --------       --------       --------
                                        17,890         10,737          7,925
       Corporate assets (c)              1,871            923          2,115
                                       --------       --------       --------
                                     $  19,761      $  11,660      $  10,040
                                       ========       ========       ========
     Depreciation, depletion and
      amortization:
       Contract drilling             $     982      $     439      $     476
       Oil and gas                         802            468            400
                                       --------       --------       --------
                                     $   1,784      $     907      $     876
                                       ========       ========       ========
     Capital expenditures:
       Contract drilling             $   3,330      $   1,463      $     515
       Oil and gas                       3,424          5,553          2,980
                                       --------       --------       --------
                                     $   6,754      $   7,016      $   3,495
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

          For the years ended March 31, 1997, 1996 and 1995, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

          (a)  four customers in 1997 individually represented approximately
               21%, 18%, 12% and 10% of drilling revenues,

          (b)  three customers in 1996 individually represented approximately
               19%, 18% and 14% of drilling revenues,

          (c)  three customers in 1995 individually represented approximately
               24%, 17% and 14% of drilling revenues.

          The loss of one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for drilling rigs at the time of such loss and the Company's ability to find new customers.

     (8)  Contingencies

          In March,  1992, the Company was  notified by the  Texas Department of
     Insurance  that  the  Company's   former  workers'  compensation  insurance
     carriers,  Sir  Lloyd's  Insurance  Company  and  its  affiliate,  Standard
     Financial Indemnity Corporation ("SFIC"),  had been placed into liquidation by order of the 201st District Court of Travis County, Texas, on  March 12,
     1992 in  Cause no. 92-12765, The  State of Texas vs.  Sir Lloyd's Insurance
     Company  and Sir  Insurance Agency,  Inc., and  in Cause No.  91-12766, The
     State of Texas vs. Standard Financial Indemnity Corporation.  Approximately
     two months before being  ordered into liquidation, SFIC requested  that the
     Company pay policy premiums in the approximate amount of $646,000.  On July
     22,  1993  the  special   deputy  receiver  of  SFIC  billed   the  Company
     approximately $1,061,000  for  retrospective  premiums,  but  adjusted  the amount to $854,153 on January 12,  1994.  Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine  whether and to what extent such  amount is, in fact, an accurate estimate of amounts owed to SFIC, if any.  However, an accrual was  made in the Company's financial statements for




                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements




     the amount in  question.  In a  related development, on  June 5, 1995,  the
     Company  received a letter from  the Texas Property  and Casualty Insurance
     Guaranty Association  ("Guaranty Association")  requesting  payment in  the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC.  The Guaranty Association does not believe that the policies written by SFIC  involved a transfer of insurance risk as required by the  Texas  Insurance Code  and  is asserting  that  it is  entitled  to reimbursement  for all monies  paid to claimants under  these policies.  In
     November,  1995,  the Guaranty  Association  filed  a lawsuit  against  the
     Company  in  Travis  County,  Texas,  styled  Texas Property  and  Casualty
     Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-
     12318.   The  Guaranty  Association is  seeking  to recover  past  workers'
     compensation claims  in the  amount of  approximately $803,000,  which have been  advanced  by the  Guaranty  Association under  the  Company's workers compensation insurance program with SFIC.  In May, 1996, and pursuant to an order of the Travis County  District Court, the claims of the  receiver for
     SFIC  were assigned  to and  became a  part of  the  Guaranty Association's claims against  the Company.  The  Company has rejected a  settlement offer made by the Guaranty Association for an amount less than the amount accrued by the Company  and the Company  intends to vigorously defend  its position against the Guaranty Association.

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







                                         -50-






                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (9)  Supplemental Information Related to Oil and Gas Activities

          The Company's capitalized cost of oil and gas properties is as follows:

                                                             March 31,
                                                             ---------
                                                          1997        1996
                                                          ----        ----
                                                           (In thousands)

               Oil and gas properties                   $13,102     $10,398

               Accumulated depreciation,
                 depletion and amortization              (6,923)     (6,076)
                                                         -------     -------
                                                        $ 6,179     $ 4,322
                                                         =======     =======

          The  Company's  costs  incurred  related  to  oil   and  gas  property
     acquisition, exploration and development activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1997        1996        1995
                                               ----        ----        ----
                                                      (In thousands)

               Property acquisition costs    $   194     $   970     $ 1,309

               Exploration costs                 920       3,969       1,035

               Development costs               2,310         614         636
                                              -------     -------     -------
                                             $ 3,424     $ 5,553     $ 2,980
                                              =======     =======     =======









                                         -51-






                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The Company's results of operations from oil and gas producing activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1997        1996        1995
                                               ----        ----        ----
                                                      (In thousands)
          Revenues                           $ 2,491     $ 1,683     $ 1,042

          Production costs                       924         554         350

          Dry holes and abandonments             558         945         629

          Depreciation, depletion and
            amortization and valuation
            provisions                           973       3,092         400

          Income tax provision                   --          --          --
                                              -------      -------     -------
          Results of operations from
            producing activities
            (excluding corporate
            overhead and interest costs)     $    36      $(2,908)    $  (337)
                                              =======      =======     =======

     (10)  Unaudited supplemental oil and gas reserve information

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






                                         -52-






                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The following sets forth proved oil and gas reserves at March 31, 1997, 1996 and 1995:


                                                   1997                     1996                       1995
                                            ---------------------    ---------------------     ---------------------
                                               Oil         Gas          Oil         Gas           Oil         Gas
                                              MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                            -------     ---------    -------     ---------     -------     ---------
         Proved Reserves:

           Beginning of Year                 368.6      2,815.6       275.6       1,129.4       120.4         313.5

           Revisions of previous
             estimates                       103.5       (120.3)      (26.9)        250.9       129.1         626.4

           Improved recovery                   3.7         (5.6)       --            --          --            --

           Purchases of minerals in
             place and extensions             85.0         85.7       190.8       1,647.4        77.4         294.2

           Sales of minerals in place         --           --          --            --          --            --

           Production                        (76.2)      (361.7)      (70.9)       (212.1)      (51.3)       (104.7)
                                             -----      -------       -----       -------       -----       -------
           End of year                       484.6      2,413.7       368.6       2,815.6       275.6       1,129.4
                                             =====      =======       =====       =======       =====       =======


         Proved Developed Resources:

           Beginning of year                 368.6      2,815.6       275.6       1,129.4       120.4         313.5
                                             -----      -------       -----       -------       -----       -------
           End of year                       484.6      2,413.7       368.6       2,815.6       275.6       1,129.4
                                             =====      =======       =====       =======       =====       =======


                              TMBR/SHARP DRILLING, INC.

                            Notes to Financial Statements


                                                         March 31,
                                                  -----------------------
                                                    1997           1996
                                                    ----           ----

          Standardized Measure

            Future cash inflows                   $12,848        $10,369

            Future production and
              development costs                    (4,201)        (3,089)
                                                   -------        -------
            Future net cash flows                   8,647          7,280

            10% discount factor                    (2,982)        (2,326)
                                                   -------        -------
            Discounted future net cash flows        5,665          4,954

            Discounted income taxes                   --             --
                                                   -------        -------
            Standardized Measure                  $ 5,665        $ 4,954
                                                   =======        =======


                                          1997        1996         1995
                                          ----        ----         ----

          Standardized measure,
            beginning of year           $ 4,954     $ 2,879      $   971

          Revisions
               Prices and costs             813         235          676
               Accretion of discount        495         288           97
                                         -------     -------     --------
          Net revisions                   1,308         523          773

          Discoveries and additions         970       2,681        1,764
          Production                     (1,567)     (1,129)        (629)
                                         -------     -------      -------
          Standardized measure,
            end of year                 $ 5,665     $ 4,954      $ 2,879
                                         =======     =======      =======

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                       PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and officers of the Company at June 24, 1997 are as follows:

                                                                        Director
                                                                      or Officer
          Name                Age         Position with Company          since

     Thomas C. Brown           70    Chairman of the Board of Directors
                                       and Chief Executive Officer        1982

     Joe G. Roper              68    Director and President               1982

     Donald L. Evans (1)       50    Director                             1982

     David N. Fitzgerald (1)   74    Director                             1984

     Don H. Lawson             58    Vice President - Operations          1992

     Patricia R. Elledge       39    Controller/Treasurer                 1994

     James M. Alsup            60    Secretary                            1982


     --------------------------
     (1)  Member of Compensation and Audit Committees


          Directors   of  the  Company   serve  until  the   annual  meeting  of
     stockholders to be held in August, 1997, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

          Mr. Brown has served as a Director of the Company since the Company's formation in 1982. He is presently Chairman of the Board of Directors and Chief Executive Officer of the Company and has served in such capacities since 1990. Mr. Brown is also a Director of Tom Brown, Inc., the former parent of the Company.

          Mr. Roper has served as a Director of the Company since the Company's formation in 1982. He served as Chairman of the Board of Directors and Chief Executive Officer of the Company from 1982 until 1990 when he became President of the Company.

          Mr. Evans has been a Director of the Company since the Company's formation in 1982. He served as President of the Company from 1982 until 1990 when Mr. Roper was elected to the office of President. Mr. Evans is currently the Chairman of the Board of Directors and Chief Executive Officer of Tom Brown, Inc., positions he has held since 1990 and 1985, respectively.

          Mr. Fitzgerald has served as a Director of the Company since his initial election to the Board of Directors in 1984. He is the President and a shareholder of Dave Fitzgerald, Inc., a privately held oilfield equipment sales company that Mr. Fitzgerald has owned and operated since 1963. Mr. Fitzgerald is also a Director of Mineral Development, Inc.

          Mr. Lawson has been employed by the Company since 1967. He has been the Vice President - Operations of the Company since 1992.

          Ms. Elledge was employed by the Company from September, 1989 to December, 1993 when she resigned to relocate. Ms. Elledge returned to the employ of the Company in September, 1994 in her current capacity as Controller - Treasurer.

          Mr. Alsup  has been the  Secretary of the Company  since the Company's
     formation  in 1982.    He has  been a  partner in  the  law firm  of Lynch,
     Chappell & Alsup since 1970.

          There are no family relationships between any of the Directors or officers of the Company, except that Patricia R. Elledge is the daughter of Joe G. Roper.


     Item 11.  EXECUTIVE COMPENSATION

          The  discussion  under  "Executive  Compensation"   in  the  Company's
     definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders is incorporated herein by reference.

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
       (a)1.   See Index  to Financial Statements at Item 8              29

       (a)2.   Financial Statement Schedules
                 Years ended March 31, 1997, 1996 and 1995

               Schedule  II - Valuation and Qualifying Accounts  . . . . 59

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

            Exhibit 3.2 - Bylaws of the Registrant, as amended.  (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

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

            Exhibit 10.12 - Asset Purchase Agreement dated June 22, 1992 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit 10.14 in Registrant's Annual Report on Form 10-K dated June 22, 1992)

            Exhibit 10.13 - Stock Option Cancellation Agreement dated December
              31, 1993 between the Registrant and State Farm Mutual Automobile Insurance Company. (Incorporated by reference to Exhibit 10.1 in Registrant's Current Report on Form 8-K dated January 6, 1994)

            Exhibit  10.14 -  Loan Agreement dated January 16, 1996, between
              Norwest Bank Texas, Midland, N.A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 12, 1996)

            Exhibit  10.15 -  Form  of Stock Purchase Agreement, dated as of
              February 13, 1997, between the Registrant and the selling stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

           *Exhibit 23.1 - Consent of Arthur Andersen LLP

           *Exhibit 23.2 - Consent of Joe C. Neal & Associates

           *Exhibit 27 - Financial Data Schedule

     ----------------------------------
     *Filed herewith

     (b)   No reports on Form 8-K  were filed during the  last quarter of fiscal
     1997.

                                                                     Schedule II
                                                                     -----------



                              TMBR/SHARP DRILLING, INC.

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1997, 1996 and 1995

                                    (In thousands)



                                                        Recoveries
                              Balance at   Additions    or other     Balance
                              beginning    charged to   reserve      at end
         Description          of year      operations   reductions   of year
     ---------------------    ----------   ----------   ----------   -------

     Allowance for
       doubtful accounts:

               1997            $ 1,225      $   --        $    90    $ 1,135

               1996            $ 1,225      $   --        $    --    $ 1,225

               1995            $ 1,265      $   --        $    40    $ 1,225

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TMBR/SHARP DRILLING, INC.




     June 27, 1997                           By /s/ Thomas C. Brown
                                                -------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     June 27, 1997                               /s/ Thomas C. Brown
                                                --------------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     June 27, 1997                               /s/ Joe G. Roper
                                                 -------------------------------
                                                Joe G. Roper, President and
                                                Director


     June 27, 1997                               /s/ Patricia R. Elledge
                                                 -------------------------------
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     June 27, 1997                               /s/ David N. Fitzgerald
                                                 -------------------------------
                                                David N. Fitzgerald, Director



     June 27, 1997                               /s/ Donald L. Evans
                                                 -------------------------------
                                                Donald L. Evans, Director

                                  INDEX TO EXHIBITS




                                   Description                     Page No.
                                   -----------                     --------

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

     Exhibit 10.15 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the selling stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

     *Exhibit 23.1  Consent of Arthur Andersen LLP                      64

     *Exhibit 23.2  Consent of Joe C. Neal & Associates                 65

     *Exhibit 27    Financial Data Schedule                             66

     --------------------
          *Filed herewith

                                                                    Exhibit 23.1


                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



          As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (registration no. 33-46699 and no. 33-89878) and the Company's previously filed registration statement on Form S-3, No. 333-23391.




                                            /s/  ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 23, 1997

                                                                    Exhibit 23.2


                      CONSENT OF INDEPENDENT PETROLEUM ENGINEERS



                    As independent petroleum engineers, we hereby consent to the incorporation by reference of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (registration no. 33-46699 and no. 33-898878) and the Company's previously filed registration statement on Form S-3, No. 333-23391.





                                                   /s/  JOE C. NEAL & ASSOCIATES


     Midland, Texas
       June 24, 1997