Form 10-Q
period 1997-06-30
TMBR SHARP DRILLING INC
filed 1997-08-06
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at August 4, 1997
                (Title of Class)                         4,523,386

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1997 and
                  March 31, 1997 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended June 30, 1997 and 1996 . . . . . . . . . . . . .   5

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   7

                Statements of Cash Flows, Three Months
                  Ended June 30, 1997 and 1996 . . . . . . . . . . . . .   8

                Notes to Financial Statements  . . . . . . . . . . . . .   9

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  13


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  15

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  17

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)



                                                   June 30,
                                                     1997            March 31,
       ASSETS                                     (Unaudited)          1997
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  2,269         $   1,048
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           June 30, and March 31, 1997                7,324             6,218
       Inventories                                       59                74
       Deposits                                          73                73
       Other                                            533               560
                                                    --------          --------
         Total current assets                        10,345             8,060
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            43,305            42,690
       Oil and gas properties, based on
         successful efforts accounting               13,899            13,102
       Other property and equipment                   3,609             3,584
                                                    --------          --------
                                                     60,813            59,376

     Less accumulated depreciation,
       depletion and amortization                   (48,679)          (47,851)
                                                    --------          --------

         Net property and equipment                  12,134            11,525
                                                    --------          --------

     Other assets                                       174               176
                                                    --------          --------
         Total assets                              $ 22,653          $ 19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)




                                                  June 30,
                                                    1997            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1997
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   3,488          $  2,739
       Accrued workers' compensation                  1,245             1,245
       Other                                          1,073             1,405
                                                    --------          --------
          Total current liabilities                   5,806             5,389
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 5,758,125 and 5,696,825
         shares at June 30, and
         March 31, 1997, respectively                   576               570
       Additional paid-in capital                    68,497            68,413
       Accumulated deficit                          (52,076)          (54,461)
       Treasury stock-common, 1,268,739
         shares at June 30, and
         March 31, 1997, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 16,847            14,372
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  22,653         $  19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     9,201       $     2,930
          Oil and gas                                   529               487
                                                 -----------       -----------
              Total revenues                          9,730             3,417
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           5,954             2,445
          Oil and gas production                        199               207
          Dry holes and abandonments                     10               217
          Depreciation, depletion and
            amortization                                828               292
          General and administrative                    433               384
                                                 -----------       -----------
              Total operating costs
                and expenses                          7,424             3,545
                                                 -----------       -----------
              Operating income (loss)                 2,306              (128)
                                                 -----------       -----------

       Other income (expense):
          Interest                                       31               (69)
          Gain on sales of assets                        84                65
          Other, net                                     14                14
                                                 -----------       -----------
          Total other income (expense), net             129                10
                                                 -----------       -----------
       Net income (loss) before income
          tax provision                               2,435              (118)
       Provision for income taxes                       (50)               --
                                                 -----------       -----------

       Net income (loss)                        $     2,385       $      (118)
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------

     Net income (loss) per share
       of common stock                          $       .47       $      (.03)
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  5,032,724         4,079,434
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                  Three Months Ended June 30, 1997 (Unaudited) and

                              Year Ended March 31, 1997

                                   (In thousands)



                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1997     5,697   $ 570     $ 68,413      $(54,461)     1,270  $(150)      $14,372

                 Exercise of
                   stock options         61       6           84            --         --     --            90

                 Net income              --      --           --         2,385         --     --         2,385
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   June 30,
                     1997             5,758   $ 576     $ 68,497      $(52,076)     1,270  $(150)      $16,847
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
             For the three months ended June 30, 1997 and 1996 (Unaudited)
                                    (In thousands)


                                                   Three months ended June 30,
                                                  ------------------------------
                                                    1997                 1996
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income (loss)                           $  2,385             $   (118)
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                               828                  292
           Dry holes and abandonments                   10                  217
           Gain on sales of assets                     (84)                 (65)
           Changes in assets and liabilities:
            Trade receivables                       (1,106)                 186
            Deposits                                    --                  350
            Inventories and other assets                29                  (21)
            Trade payables                             749               (1,771)
            Accrued interest and other liabilities    (332)                (300)
                                                   --------             --------
             Total adjustments                          94               (1,112)
                                                   --------             --------
             Net cash provided (required) by
              operating activities                   2,479               (1,230)

    Cash flows from investing activities:
      Additions to property and equipment           (1,519)                (868)
      Proceeds from sales of property and
        equipment                                      171                   71
                                                   --------             --------
             Net cash required by
              investing activities                  (1,348)                (797)

    Cash flows from financing activities:
      Issuance of common stock                          90                    9
      Loans from bank                                   --                1,700
                                                   --------             --------
             Net cash provided by
              financing activities                      90                1,709
                                                   --------             --------
             Net increase (decrease) in
              cash and cash equivalents              1,221                 (318)

    Cash and cash equivalents at beginning
      of period                                      1,048                  339
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 2,269              $    21
                                                   ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1997 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 1997 and March 31, 1997, the results of operations for the three months ended June 30, 1997 and 1996, and the cash flows for the three month period ended June 30, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          During  1997,  the  Company   adopted  the  accounting  procedures  as
     established by the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 1997 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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


     (3)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 103,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at June 30, 1997.

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

                                            Number          Option Price
                                              of        ----------------------
                                            Shares      Per Share     Total
                                            ------      ----------------------
          Outstanding March 31, 1997       465,000       $7.75      $3,603,750

          Exercised                          9,000        7.75          69,750
                                           -------        ----       ---------
          Outstanding June 30, 1997        456,000       $7.75      $3,534,000
                                           =======        ====       =========

          All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

          In connection with a private placement, the Company has outstanding a warrant representing 36,250 common shares with an exercise price of $13.20. This warrant becomes exercisable on February 17, 1998 and expires on February 17, 2002.


     (4) Effects of Future Adoption of Accounting Standards

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings Per Share." SFAS 128 simplifies earnings per share ("EPS") calculations by replacing previously reported primary EPS with what will be called basic EPS which is calculated by dividing reported earnings available to common shareholders by the weighted average shares outstanding. No dilution for potentially dilutive securities will be included in basic EPS. Previously reported fully diluted EPS will be called diluted EPS which will include potentially dilutive securities. The requirements under SFAS 128 will not be incorporated into the Company's financial statements until the fiscal year ending March 31, 1998. Presented below are the pro forma effects of SFAS 128 on the Company's EPS disclosures for the three months ending June 30, 1997 and 1996:

                                                1997            1996
                                                ----            ----

             Primary EPS as reported           $ 0.47          $(0.03)

             Effect of SFAS 128                  0.06           (0.01)
                                                 ----            ----
             Pro-forma basic EPS               $ 0.53          $(0.04)
                                                 ====            ====

             Fully diluted EPS as
               reported                        $ 0.47          $(0.03)

             Effect of SFAS 128                  0.00            0.00
                                                 ----            ----
             Pro-forma diluted EPS             $ 0.47          $(0.03)
                                                 ====            ====

     (5)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation.

     (6)  Contingencies

          In March 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,000. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any. However, an accrual was made in the Company's financial statements for the amount in question. In a related development, on June 5, 1995, the Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and is asserting that it is entitled to reimbursement for all monies paid to claimants under these policies. In November, 1995, the Guaranty Association filed a lawsuit against the Company in Travis County, Texas, styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-12318. The Guaranty Association is seeking to recover past workers' compensation claims in the amount of approximately $803,000, which have been advanced by the Guaranty Association under the Company's workers compensation insurance program with SFIC. In May, 1996, and pursuant to an order of the Travis County District Court, the claims of the receiver for SFIC were assigned to and became part of the Guaranty Association's claims against the Company. The Company has rejected a settlement offer made by the Guaranty Association for an amount less than the amount accrued by the Company and the Company intends to vigorously defend its position against the Guaranty Association.

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


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 1997. Actual results could differ materially from those forward-looking statements.

     Results of Operations

          Total revenues were $9,730,000 for the three months ended June 30, 1997 which represents a 185% increase over the same period in 1996. Operating expenses as percent of revenues were 76% for the three months ended June 30, 1997 versus 104% for the same period of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in the average price received for its contract drilling services. Rig utilization rates were 81% for the three months ended June 30, 1997 compared to 34% in the same period in 1996.

          Oil and gas revenues increased by  approximately 9% due to an increase
     in the number of equivalent  barrels of oil and gas produced.   Oil and gas
     production expenses decreased by approximately 8%.

          During the quarter ended June 30, 1997, the Company completed the assembly of an additional drilling rig from its inventory of rig components. This U-15 Unit rig is capable of drilling to a depth of approximately 8,500 feet. The addition of this drilling rig brings the Company's available fleet to 16 rigs. Depreciation, depletion and amortization expense has increased due to the addition of the U-15 Unit drilling rig, drill pipe and miscellaneous drilling equipment along with an increase in the number of producing wells in which the Company has an ownership interest.

          Net working capital was $4.5 million at June 30, 1997 compared to $2.7 million at March 31, 1997. The increase in working capital can be attributed to an increase in cash and cash equivalents and accounts receivable from the increased drilling activity.

     Liquidity and Capital Resources

          In January, 1996, the Company entered into a loan agreement with its bank lender providing for a revolving credit facility (the "Credit Facility") maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility are limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount is redetermined by the bank monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only is payable monthly and the entire principal amount is due and payable on January 15, 1998. The Credit Facility bears interest at the bank's base rate and is secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment. At June 30, 1997, there were no amounts outstanding under the Credit Facility.

          In August, 1996, the Company entered into a second loan agreement with its bank lender. This second loan agreement provides for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bears interest at the bank's base rate and interest only is payable monthly. The Line of Credit matures on February 15, 1998, at which time the principal amount then outstanding is due and payable, plus any accrued and unpaid interest. At June 30, 1997, no amounts were outstanding under the Line of Credit.

          The Company intends to meet its fiscal 1998 cash flow requirements, including amounts, if any, that may be required to be paid by the Company as a result of the claims asserted against the Company as described in

     "Item 1 - Legal Proceedings", through cash flow provided from operations and, if needed, additional borrowings under the Credit Facility and Line of Credit. As described in "Item 1 - Legal Proceedings", the Company is a defendant in a lawsuit filed against it by Texas Property and Casualty Insurance Guaranty Association which has resulted in the Company's accrual of approximately $854,000 for a contingent liability. If the Company ultimately incurs any amount in settlement of the lawsuit, the Company's liquidity could be adversely affected to the extent of the amount actually paid in settlement of the lawsuit or in satisfaction of any judgment against the Company. However, in either event, the Company believes that its capital resources are more than adequate to fund any such liability and that any adverse effects on the Company's liquidity would not be material and would not result in any material constraints on the Company's future operations.

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

          In recent years, oil and gas prices have been extremely volatile. Prices for oil and gas are affected by market supply and demand factors as well as actions of state and local agencies, the U. S. and foreign governments and international cartels. The Company has no way of accurately predicting the supply and demand for oil and gas, domestic or worldwide political events or the effects of any such factors on the prices received by the Company for its oil and gas.


     PART TWO - OTHER INFORMATION

     Item 1.  Legal Proceedings

          In March 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,000. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994. Although the Company disputes the amount claimed by the receiver for SFIC, the Company is presently unable to determine whether and to what extent such amount is, in fact, an accurate estimate of amounts owed to SFIC, if any. However, an accrual was made in the Company's financial statements for the amount in question. In a related development, on June 5, 1995, the Company received a letter from the Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") requesting payment in the approximate amount of $729,000 for claims that the Guaranty Association has paid on behalf of SFIC. The Guaranty Association does not believe that the policies written by SFIC involved a transfer of insurance risk as required by the Texas Insurance Code and is asserting that it is entitled to reimbursement for all monies paid to claimants under these policies. In November, 1995, the Guaranty Association filed a lawsuit against the Company in Travis County, Texas, styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc., Cause No. 95-12318. The Guaranty Association is seeking to recover past workers' compensation claims in the amount of approximately $803,000, which have been advanced by the Guaranty Association under the Company's workers compensation insurance program with SFIC. In May, 1996, and pursuant to an order of the Travis County District Court, the claims of the receiver for SFIC were assigned to and became part of the Guaranty Association's claims against the Company. The Company has rejected a settlement offer made by the Guaranty Association for an amount less than the amount accrued by the Company and the Company intends to vigorously defend its position against the Guaranty Association.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     August 6, 1997                   By:  /s/  Patricia R. Elledge
     --------------                        -------------------------
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