Form 10-Q
period 1997-09-30
TMBR SHARP DRILLING INC
filed 1997-11-04
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at November 3, 1997
                (Title of Class)                         4,703,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, September 30, 1997 and
                  March 31, 1997 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended September 30, 1997 and 1996 . .  . . . . . . . .   5

                Statements of Operations, Six Months
                  Ended September 30, 1997 and 1996  . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Six Months
                  Ended September 30, 1997 and 1996 . .  . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  16


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  18

       Item 4.  Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . . .  20

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  20

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)



                                                 September 30,
                                                     1997            March 31,
       ASSETS                                     (Unaudited)          1997
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  3,082         $   1,048
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           September 30, and March 31, 1997           9,013             6,218
       Inventories                                      110                74
       Deposits                                         105                73
       Other                                            601               560
                                                    --------          --------
         Total current assets                        12,998             8,060
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            45,550            42,690
       Oil and gas properties, based on
         successful efforts accounting               14,454            13,102
       Other property and equipment                   3,776             3,584
                                                    --------          --------
                                                     63,780            59,376

     Less accumulated depreciation,
       depletion and amortization                   (49,562)          (47,851)
                                                    --------          --------

         Net property and equipment                  14,218            11,525
                                                    --------          --------

     Other assets                                       174               176
                                                    --------          --------
         Total assets                              $ 27,390          $ 19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)


                                                September 30,
                                                    1997            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1997
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   5,053          $  2,739
       Accrued workers' compensation                    737             1,245
       Other                                          1,330             1,405
                                                    --------          --------
          Total current liabilities                   7,120             5,389
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 5,939,125 and 5,696,825
         shares at September 30, and
         March 31, 1997, respectively                   594               570
       Additional paid-in capital                    69,119            68,413
       Accumulated deficit                          (49,293)          (54,461)
       Treasury stock-common, 1,268,739
         shares at September 30, and
         March 31, 1997, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 20,270            14,372
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  27,390         $  19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     9,253       $     3,838
          Oil and gas                                   424               458
                                                 -----------       -----------
              Total revenues                          9,677             4,296
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           6,070             2,815
          Oil and gas production                        216               246
          Dry holes and abandonments                    124               120
          Depreciation, depletion and
            amortization                                882               316
          General and administrative                    512               376
                                                 -----------       -----------
              Total operating costs
                and expenses                          7,804             3,873
                                                 -----------       -----------
              Operating income                        1,873               423
                                                 -----------       -----------

       Other income (expense):
          Interest                                       --               (72)
          Other, net                                    970                 8
                                                 -----------       -----------
          Total other income (expense)                  970               (64)
                                                 -----------       -----------
       Net income before income
          tax provision                               2,843               359
       Provision for income taxes                       (60)               --
                                                 -----------       -----------

       Net income                               $     2,783       $       359
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------

     Net income per share
       of common stock                          $       .54       $       .09
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  5,113,145         4,175,943
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $    18,454       $     6,768
          Oil and gas                                   953               945
                                                 -----------       -----------
              Total revenues                         19,407             7,713
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                          12,023             5,259
          Oil and gas production                        415               453
          Dry holes and abandonments                    134               337
          Depreciation, depletion and
            amortization                              1,711               608
          General and administrative                    945               761
                                                 -----------       -----------
              Total operating costs
                and expenses                         15,228             7,418
                                                 -----------       -----------
              Operating income                        4,179               295
                                                 -----------       -----------

       Other income (expense):
          Interest                                       --              (141)
          Gain on sales of assets                        84                65
          Other, net                                  1,015                22
                                                 -----------       -----------
          Total other income (expense)                1,099               (54)
                                                 -----------       -----------
       Net income before income
          tax provision                               5,278               241
       Provision for income taxes                      (110)               --
                                                 -----------       -----------

       Net income                               $     5,168       $       241
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------

     Net income per share
       of common stock                          $      1.02       $       .06
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding                  5,050,339         4,160,494
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Six Months Ended September 30, 1997 (Unaudited) and

                              Year Ended March 31, 1997

                                   (In thousands)




                           Common Stock     Additional                 Treasury Stock       Total
                          --------------     Paid-In     Accumulated   --------------    Stockholders'
                          Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                          ------  ------     -------     -----------   ------  ------    ------------
     Balance,
       March 31, 1997     5,697   $ 570     $ 68,413      $(54,461)     1,270  $(150)      $14,372

     Exercise of
       stock options        242      24          706            --         --     --           730

     Net income              --      --           --         5,168         --     --         5,168
                          -----    -----     --------      --------    -------  -----       -------

     Balance,
       September 30,
         1997             5,939   $ 594     $ 69,119      $(49,293)     1,270  $(150)      $20,270
                          =====    =====     ========      ========    =======  =====       =======

     See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the six months ended September 30, 1997 and 1996 (Unaudited)
                                    (In thousands)


                                                  Six months ended September 30,
                                                  ------------------------------
                                                    1997                 1996
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $  5,168             $    241
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                             1,711                  608
           Dry holes and abandonments                  134                  337
           Gain on sales of assets                     (84)                 (65)
           Changes in assets and liabilities:
            Trade receivables                       (2,795)                (341)
            Deposits                                   (32)                 350
            Inventories and other assets               (39)                  (4)
            Trade payables                           2,314               (1,554)
            Accrued interest and other liabilities    (583)                 318
                                                   --------             --------
             Total adjustments                         626                 (351)
                                                   --------             --------
             Net cash provided (required) by
              operating activities                   5,794                 (110)

    Cash flows from investing activities:
      Additions to property and equipment           (4,661)              (3,413)
      Proceeds from sales of property and
        equipment                                      171                   71
                                                   --------             --------
             Net cash required by
              investing activities                  (4,490)              (3,342)

    Cash flows from financing activities:
      Issuance of common stock                         730                   43
      Loans from bank                                   --                3,200
                                                   --------             --------
             Net cash provided by
              financing activities                     730                3,243
                                                   --------             --------
             Net increase (decrease) in
              cash and cash equivalents              2,034                 (209)

    Cash and cash equivalents at beginning
      of period                                      1,048                  339
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 3,082              $   130
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 1997 and March 31, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996, and the cash flows for the six month period ended September 30, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          During  1997,  the  Company   adopted  the  accounting  procedures  as
     established by the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 1997 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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


     (3)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at September 30, 1997. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

                                          Number          Option Price
                                            of         -------------------
                                          Shares       Per Share     Total
                                          ------       -------------------

          Outstanding March 31, 1997     465,000        $7.75      $3,603,750

          Exercised                       87,000        $7.75      $  674,250
                                         -------         ----       ---------

          Outstanding September 30,
            1997                         378,000        $7.75      $2,929,500
                                         =======         ====       =========

          All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

     (4)  Effects of Future Adoption of Accounting Standards

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" superseding Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings Per Share." SFAS 128 simplifies earnings per share ("EPS") calculations by replacing previously reported primary EPS with what will be called basic EPS which is calculated by dividing reported earnings available to common shareholders by the weighted average shares outstanding. No dilution for potentially dilutive securities will be included in basic EPS. Previously reported fully diluted EPS will be called diluted EPS which will include potentially dilutive securities. The requirements under SFAS 128 will not be incorporated into the Company's financial statements until the fiscal year ending March 31, 1998. Presented below are the pro forma effects of SFAS 128 on the Company's EPS disclosures for the three and six months ending September 30, 1997 and 1996:

                                      Three Months            Six Months
                                   ended September 30,    ended September 30,
                                   -------------------    -------------------
                                     1997       1996        1997       1996
                                   --------   --------    --------   --------
        Primary EPS as reported     $ 0.54     $ 0.09      $ 1.02     $ 0.06

        Effect of SFAS 128            0.07       0.01        0.12       0.01
                                      ----       ----        ----       ----
        Pro-forma basic EPS         $ 0.61     $ 0.10      $ 1.14     $ 0.07
                                      ====       ====        ====       ====

        Fully diluted EPS as
          reported                  $ 0.54     $ 0.09      $ 1.02      $ 0.06

        Effect of SFAS 128            0.00       0.00        0.00        0.00
                                      ----       ----        ----        ----
        Pro-forma diluted EPS       $ 0.54     $ 0.09      $ 1.02      $ 0.06
                                      ====       ====        ====        ====

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

          In November, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") was seeking a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association was seeking to recover a total of $803,057.11.

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating to the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company has eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount ($479,153) has been recognized as miscellaneous income in the Company's financial statements.

          In addition, the Company has entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent has paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount has been recognized as miscellaneous income in the Company's financial statements.

          The Company provides for its workers' compensation claims based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. Currently the Company is covered by a fully insured workers compensation policy.

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

     Results of Operations

          Total revenues were $9,677,000 and $19,407,000 for the three and six months ended September 30, 1997 which represents a 125% and 152% increase over the same periods in 1996. Operating expenses as a percent of revenues were 81% and 78% for the three and six months ended September 30, 1997 versus 90% and 96% for the same periods of the prior year. The operating results were positively affected by an increase in rig utilization rates. The Company has experienced an increase in demand for its contract drilling services which has positively impacted the rig utilization rates. Rig utilization rates were 83% and 82% for the three and six months ended September 30, 1997 compared to 44% and 39% in the same periods in 1996.

          Oil and gas revenues decreased by approximately 7% for the three months ended September 30, 1997 and increased by approximately 1% for the six months ended September 30, 1997. Oil and gas production expenses decreased by approximately 12% and 8% in the same periods, respectively. General and administrative expense increased due to an increase in payroll related taxes in connection with the exercise of stock options.

          During the first quarter of this fiscal year, the Company completed the assembly of an additional drilling rig from its inventory of rig components. This U-15 Unit rig is capable of drilling to a depth of approximately 8,500 feet. The addition of this drilling rig brings the
     Company's available fleet to 16 rigs. Depreciation, depletion and amortization expense has increased due to the addition of the U-15 Unit drilling rig, drill pipe and miscellaneous drilling equipment along with an increase in the number of producing wells in which the Company has an ownership interest.

          Net working capital was $5.8 million at September 30, 1997 compared to $2.7 million at March 31, 1997. The increase in working capital can be attributed to an increase in cash and cash equivalents and accounts receivable due to increased drilling activity.

     Liquidity and Capital Resources

          In January 1996, the Company entered into a loan agreement with its bank lender providing for a revolving credit facility (the "Credit Facility") maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility are limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount is redetermined by the bank monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only is payable monthly and the entire principal amount is due and payable on January 15, 1998. The Credit Facility bears interest at the bank's base rate and is secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment. At September 30, 1997, there were no amounts outstanding under the Credit Facility.

          In August 1996, the Company entered into a second loan agreement with its bank lender. This second loan agreement provides for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bears interest at the bank's base rate and interest only is payable monthly. The Line of Credit matures on February 15, 1998, at which time the principal amount then outstanding is due and payable, plus any accrued and unpaid interest. At September 30, 1997, no amounts were outstanding under the Line of Credit.

          The Company intends to meet its fiscal 1998 cash flow requirements through cash flow provided from operations and, if needed, additional borrowings under the Credit Facility and Line of Credit. As described in "Item 1 - Legal Proceedings", the Company was a defendant in a lawsuit filed against it by Texas Property and Casualty Insurance Guaranty Association which had resulted in the Company's accrual of approximately $854,000 for a contingent liability. On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating to the Company's workers compensation programs with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. As a result of the settlement, the Company recognized approximately $479,000 as miscellaneous income during the quarter ended September 30, 1997.

          In addition, the Company has entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent has paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount has been recognized as miscellaneous income in the quarter ended September 30, 1997.

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

          In November, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas Property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") was seeking a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association was seeking to recover a total of $803,057.11.

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating to the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty

     Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company has eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount ($479,153) has been recognized as miscellaneous income in the Company's financial statements.

          In addition, the Company has entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent has paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount has been recognized as miscellaneous income in the Company's financial statements.

          The Company provides for its workers' compensation claims based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. Currently the Company is covered by a fully insured workers compensation policy.

          The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

     Item 4.  Submission of matters to a vote of security holders.

          The Company's annual meeting of stockholders was held on August 29, 1997. At the meeting, the following persons were elected to serve as Directors of the Company until the 1998 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) David N. Fitzgerald and (4) Joe
     G. Roper.

          Set forth below is a tabulation of votes with respect to each nominee for Director:

                                      Votes       Votes
                                      Cast        Cast       Votes                         Broker
            Name                      For         Against    Withheld     Abstentions      Non-Votes
            ----                      -----       -------    --------     -----------      ---------
            Thomas C. Brown         3,626,835      4,690        --            --              --
            Donald L. Evans         3,627,496      4,029        --            --              --
            David N. Fitzgerald     3,627,396      4,129        --            --              --
            Joe G. Roper            3,627,396      4,129        --            --              --

          No other matters were voted upon at the annual meeting.


     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     November 4, 1997                 By:  /s/  Patricia R. Elledge
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