Form 10-Q
period 1997-12-31
TMBR SHARP DRILLING INC
filed 1998-02-11
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1997

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at February 9, 1998
                (Title of Class)                         4,708,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, December 31, 1997 and
                  March 31, 1997 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended December 31, 1997 and 1996 . . . . . . . . . . .   5

                Statements of Operations, Nine Months
                  Ended December 31, 1997 and 1996 . . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Nine Months
                  Ended December 31, 1997 and 1996 . . . . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  15


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  17

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)



                                                 December 31,
                                                     1997            March 31,
       ASSETS                                     (Unaudited)          1997
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  1,697         $   1,048
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           December 31, and March 31, 1997            9,733             6,218
       Inventories                                       49                74
       Deposits                                         104                73
       Other                                            273               560
                                                    --------          --------
         Total current assets                        11,943             8,060
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            47,352            42,690
       Oil and gas properties, based on
         successful efforts accounting               15,185            13,102
       Other property and equipment                   3,782             3,584
                                                    --------          --------
                                                     66,319            59,376

     Less accumulated depreciation,
       depletion and amortization                   (50,246)          (47,851)
                                                    --------          --------

         Net property and equipment                  16,073            11,525
                                                    --------          --------

     Other assets                                       174               176
                                                    --------          --------
         Total assets                              $ 28,190          $ 19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1997 (Unaudited) and March 31, 1997
                        (In thousands, except per share data)


                                                December 31,
                                                    1997            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1997
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   4,440          $  2,739
       Accrued workers' compensation                    531             1,245
       Other                                          1,003             1,405
                                                    --------          --------
          Total current liabilities                   5,974             5,389
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 5,977,625 and 5,696,825
         shares at December 31, and
         March 31, 1997, respectively                   598               570
       Additional paid-in capital                    69,412            68,413
       Accumulated deficit                          (47,644)          (54,461)
       Treasury stock-common, 1,268,739
         shares at December 31, and
         March 31, 1997, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 22,216            14,372
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  28,190         $  19,761
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     8,914       $     5,051
          Oil and gas                                   566               494
                                                 -----------       -----------
              Total revenues                          9,480             5,545
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           5,907             3,792
          Oil and gas production                        274               136
          Dry holes and abandonments                    282               105
          Depreciation, depletion and
            amortization                              1,033               463
          General and administrative                    482               382
                                                 -----------       -----------
              Total operating costs
                and expenses                          7,978             4,878
                                                 -----------       -----------
              Operating income                        1,502               667
                                                 -----------       -----------

       Other income (expense):
          Interest                                       43               (95)
          Gain on sales of assets                        95                --
          Other, net                                     39                 7
                                                 -----------       -----------
          Total other income (expense)                  177               (88)
                                                 -----------       -----------
       Net income before income
          tax provision                               1,679               579
       Provision for income taxes                       (30)              (16)
                                                 -----------       -----------

       Net income                               $     1,649       $       563
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Three months ended December 31 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------

     Net income per share
       of common stock:
            Basic                               $       .35       $       .16
            Diluted                                     .32               .14
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:
            Basic                                 4,704,065         3,554,409
            Diluted                               5,229,999         4,144,592
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                       Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $    27,368       $    11,820
          Oil and gas                                 1,519             1,439
                                                 -----------       -----------
              Total revenues                         28,887            13,259
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                          17,930             9,052
          Oil and gas production                        689               589
          Dry holes and abandonments                    415               442
          Depreciation, depletion and
            amortization                              2,744             1,071
          General and administrative                  1,428             1,143
                                                 -----------       -----------
              Total operating costs
                and expenses                         23,206            12,297
                                                 -----------       -----------
              Operating income                        5,681               962
                                                 -----------       -----------

       Other income (expense):
          Interest                                      110              (236)
          Gain on sales of assets                       179                65
          Other, net                                    987                29
                                                 -----------       -----------
          Total other income (expense)                1,276              (142)
                                                 -----------       -----------
       Net income before income
          tax provision                               6,957               820
       Provision for income taxes                      (140)              (16)
                                                 -----------       -----------

       Net income                               $     6,817       $       804
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1997 and 1996 (Unaudited)
                        (In thousands, except per share data)




                                                       Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    1997              1996
                                                 -----------       -----------

     Net income per share
       of common stock:
             Basic                              $      1.49       $       .23
             Diluted                                   1.35               .20
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:
             Basic                                4,584,125         3,453,693
             Diluted                              5,042,417         3,962,298
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Nine Months Ended December 31, 1997 (Unaudited) and

                              Year Ended March 31, 1997

                                    (In thousands)



                                                                     Treasury Stock
                                                                     --------------
                         Common Stock     Additional                  Common Stock       Total
                        --------------     Paid-In     Accumulated   --------------   Stockholders'
                        Shares  Amount     Capital       Deficit     Shares  Amount      Equity
                        ------  ------     -------     -----------   ------- ------   ------------
   Balance,
     March 31, 1997     5,697   $ 570     $ 68,413      $(54,461)     1,270  $(150)      $ 14,372

   Exercise of
     stock options        281      28          999          --         --     --            1,027

   Net income              --      --           --         6,817       --     --            6,817
                        -----    -----     -------       --------     -----   -----       -------

   Balance,
     December 31,
       1997             5,978   $ 598     $ 69,412      $(47,644)     1,270  $(150)      $ 22,216
                        =====    =====     =======       ========     =====   =====       =======

   See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                    (In thousands)


                                                  Nine months ended December 31,
                                                  ------------------------------
                                                    1997                 1996
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $  6,817             $    804
      Adjustments to reconcile net income
      to net cash provided (required) by
          operating activities:
           Depreciation, depletion and
            amortization                             2,744                1,071
           Dry holes and abandonments                  415                  442
           Gain on sales of assets                    (179)                 (65)
           Changes in assets and liabilities:
            Trade receivables                       (3,515)                (595)
            Deposits                                   (31)                 350
            Inventories and other assets               350                  231
            Trade payables                           1,701                 (900)
            Accrued interest and other liabilities  (1,116)                (197)
                                                   --------             --------
             Total adjustments                         369                  337
                                                   --------             --------
             Net cash provided by
              operating activities                   7,186                1,141

    Cash flows from investing activities:
      Additions to property and equipment           (7,826)              (4,339)
      Proceeds from sales of property and
        equipment                                      262                  102
                                                   --------             --------
             Net cash required by
              investing activities                  (7,564)              (4,237)

    Cash flows from financing activities:
      Issuance of common stock                       1,027                   88
      Loans from bank                                  --                 3,200
                                                   --------             --------
             Net cash provided by
              financing activities                   1,027                3,288
                                                   --------             --------
             Net increase (decrease) in
              cash and cash equivalents                649                  192

    Cash and cash equivalents at beginning
      of period                                      1,048                  339
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 1,697              $   531
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

     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 1997 and March 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996, and the cash flows for the nine month periods ended December 31, 1997 and 1996.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

     (2) Summary of Significant Accounting Policies

     Marketable Securities

          The Company's marketable securities are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 1997 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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

     Net Income Per Common Share

          In December, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which superseded Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings Per Share". SFAS 128 simplifies earnings per share ("EPS") calculations by replacing previously reported primary EPS with what is called basic EPS which is calculated by dividing reported earnings available to common shareholders by the weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Previously reported fully diluted EPS is called diluted EPS which will include all potentially dilutive securities.

     (3)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at December 31, 1997. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

                                          Number          Option Price
                                            of         -------------------
                                          Shares       Per Share     Total
                                          ------       -------------------

          Outstanding March 31, 1997     465,000        $7.75      $3,603,750

          Exercised                      125,500        $7.75      $  972,625
                                         -------         ----       ---------

          Outstanding December 31,
            1997                         339,500        $7.75      $2,631,125
                                         =======         ====       =========

          All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

     (4)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation.

     (5)  Contingencies

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

     Results of Operations

          Total revenues were $9,480,000 and $28,887,000 for the three and nine months ended December 31, 1997 which represents a 71% and 118% increase over the same periods in 1996. Operating expenses as a percent of revenues were 84% and 80% for the three and nine months ended December 31, 1997 versus 88% and 93% for the same periods of the prior year. The operating results were positively affected by an increase in rig utilization rates, coupled with an increase in the prices received for contract drilling services. The Company has experienced an increase in demand for its contract drilling services which has positively impacted the rig utilization rates. Rig utilization rates were 81% and 79% for the three and nine months ended December 31, 1997 compared to 58% and 45% in the same periods in 1996.

          Oil and gas revenues increased by approximately 15% and 6% for the three and nine months ended December 31, 1997 compared to the same periods in 1996. Oil and gas production expenses increased 101% and 17% for the three and nine months ended December 31, 1997 when compared to the three and nine months ended December 31, 1996. The increase in production expenses for the quarter ended December 31, 1997 can be attributed to workover expenses on existing wells. General and administrative expense increased due to an increase in payroll costs and an increase in payroll related taxes in connection with the exercise of stock options.

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

          Miscellaneous income consists of approximately $659,000 which was recorded as the result of the settlement of a lawsuit. (See Liquidity and Capital Resources.) In addition, approximately $236,000 of miscellaneous income was recognized in relation to the sale of junk drill bits.

          Net working capital was $6.0 million at December 31, 1997 compared to $2.7 million at March 31, 1997. The increase in working capital can be attributed to an increase in cash and cash equivalents and accounts receivable due to increased drilling activity.

     Liquidity and Capital Resources

          In January 1996, the Company entered into a loan agreement with its bank lender providing for a revolving credit facility (the "Credit Facility") maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility are limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount is redetermined by the bank monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only is payable monthly and the entire principal amount is due and payable on January 15, 1998. The Credit Facility bears interest at the bank's base rate and is secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment. At December 31, 1997, there were no amounts outstanding under the Credit Facility.

          In August 1996, the Company entered into a second loan agreement with its bank lender. This second loan agreement provides for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bears interest at the bank's base rate and interest only is payable monthly. The Line of Credit matures on February 15, 1998, at which time the principal amount then outstanding is due and payable, plus any accrued and unpaid interest. At December 31, 1997, no amounts were outstanding under the Line of Credit.

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

          In addition, the Company has entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent has paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount was recognized as miscellaneous income in the quarter ended September 30, 1997.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               10.01 - Bonus  Agreement dated  October 2,  1997, between  Joe G.
                       Roper and the Registrant.

               10.02 - Bonus Agreement dated October  2, 1997, between Thomas C.
                       Brown and the Registrant.

               10.03 - Bonus Agreement  dated October 3, 1997,  between David N.
                       Fitzgerald and the Registrant.

               10.04 - Bonus Agreement dated October  3, 1997, between Donald L.
                       Evans and the Registrant.

               10.05 - Bonus Agreement dated  October 2, 1997,  between Patricia
                       R. Elledge and the Registrant.

               10.06 - Bonus  Agreement dated  October 2,  1997, between  Don H.
                       Lawson and the Registrant.

               10.07 - Bonus Agreement dated October 2, 1997, between Jeffrey D.
                       Phillips and the Registrant.

               10.08 - Form  of Key  Employee Bonus  Agreement dated  October 3,
                       1997, between nine Key Employees and the Registrant

               10.09 - Form of  Bonus Agreement  dated October 3,  1997, between three Superintendents and the Registrant.

               10.10 - Form of  Bonus Agreement  dated October 3,  1997, between thirty Toolpushers and the Registrant.

               27    - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     February 11, 1998                By:  /s/  Patricia R. Elledge
     -----------------                     -------------------------
          Date                                  Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)

                                    Exhibit Index



      Exhibit                                                      Page
      Number                     Description                       Number
      -------                    -----------                       -------

       10.01 - Bonus Agreement dated October 2, 1997, between        22
               Joe G. Roper and the Registrant.

       10.02 - Bonus Agreement dated October 2, 1997, between        28
               Thomas C. Brown and the Registrant.

       10.03 - Bonus Agreement dated October 3, 1997, between        34
               David N. Fitzgerald and the Registrant.

       10.04 - Bonus Agreement dated October 3, 1997, between        39
               Donald L. Evans and the Registrant.

       10.05 - Bonus Agreement dated October 2, 1997, between        44
               Patricia R. Elledge and the Registrant.

       10.06 - Bonus Agreement dated October 2, 1997, between        50
               Don H. Lawson and the Registrant.

       10.07 - Bonus Agreement dated October 2, 1997, between        56
               Jeffrey D. Phillips and the Registrant.

       10.08 - Form  of  Key  Employee  Bonus Agreement dated        62
               October 3, 1997, between nine Key Employees and the Registrant.

       10.09 - Form of Bonus Agreement dated October 3, 1997,        69
               between    three   Superintendents   and   the
               Registrant.

       10.10 - Form of Bonus Agreement dated October 3, 1997,        75
               between thirty Toolpushers and the Registrant.

       27    - Financial Data Schedule                               82

     Exhibit 10.1


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement (the   Agreement ),  dated as  of  October 2,  1997  between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and JOE G. ROPER ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as President of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment as a superintendent for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 2.99 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be a superintendent for the Company or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief.

          The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess
     Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may  not be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This Agreement  shall inure to  the benefit of,  and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.





          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                             Thomas C. Brown
                                             Chairman of the Board of Directors


                                        EMPLOYEE




                                        Joe G. Roper


     i:\pbooker\jma\tmbr sharp\officer bonus agreement

     Exhibit 10.2



                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement (the Agreement ), dated as of October 2, 1997 between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and THOMAS
     C. BROWN ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as Chairman of the Board of Directors and Chief Executive Officer of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 2.99 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may not  be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.
               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.



          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EMPLOYEE




                                        Thomas C. Brown


     i:\pbooker\jma\tmbr sharp\officer bonus agreement

     Exhibit 10.3


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT


          Agreement (the   Agreement ),  dated as  of  October 3,  1997  between
     TMBR/SHARP DRILLING,  INC., a Texas corporation (the  "Company"), and DAVID
     N. FITZGERALD ( Fitzgerald ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon Fitzgerald to continue in his position as an outside Director of the Company, and that the Company be able to receive and rely upon Fitzgerald's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that Fitzgerald might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with Fitzgerald;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of Fitzgerald and the availability of his services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce Fitzgerald to remain in the employ of the Company, and for other good and valuable consideration, the Company and Fitzgerald agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (e)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.

          2. Services During Certain Events. If Fitzgerald continues to serve as an outside Director of the Company from the date hereof until either (a) an Asset Acquisition is consummated or (b) a Change in Control occurs (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then he shall be entitled to receive a bonus in the amount specified in Section 3 hereof.

          3.   Payment of Bonus.

               (a) The Company agrees that Fitzgerald shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in the amount of $100,000.

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude Fitzgerald's continued participation in other benefit plans in which he currently participates or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to Fitzgerald the bonus described herein if Fitzgerald dies, becomes disabled, retires, resigns or is removed as an outside Director of the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. Fitzgerald agrees that at all times following the execution hereof, he will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to Fitzgerald or which hereafter may become known to him as a result of his service as a Director or his association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by Fitzgerald would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and Fitzgerald hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Term of Agreement. This Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          7.   Miscellaneous.

               (a) Assignment. Except as provided in Section 7(f)(ii) below, no right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued service by Fitzgerald as a Director to the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with Fitzgerald.

               (c) Amendment. This Agreement may not be amended, modified or canceled except by written agreement of the Company and Fitzgerald.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. If any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This Agreement  shall inure to  the benefit of,  and be enforceable by, Fitzgerald's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Director dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by Fitzgerald and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to Fitzgerald's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (j) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (k)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        FITZGERALD




                                        David N. Fitzgerald


     i:\pbooker\jma\tmbr sharp\fitzgerald bonus agreement

     Exhibit 10.4


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT


          Agreement (the   Agreement ),  dated as  of  October 3,  1997  between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and  DONALD
     L. EVANS ( Evans ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon Evans to continue in his position as an outside Director of the Company, and that the Company be able to receive and rely upon Evans's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that Evans might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with Evans;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of Evans and the availability of his services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce Evans to remain in the employ of the Company, and for other good and valuable consideration, the Company and Evans agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (e)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.

          2. Services During Certain Events. If Evans continues to serve as an outside Director of the Company from the date hereof until either (a) an Asset Acquisition is consummated or (b) a Change in Control occurs (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then he shall be entitled to receive a bonus in the amount specified in Section 3 hereof.

          3.   Payment of Bonus.

               (a) The Company agrees that Evans shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in the amount of $100,000.

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude Evan's continued participation in other benefit plans in which he currently participates or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to Evans the bonus described herein if Evans dies, becomes disabled, retires, resigns or is removed as an outside Director of the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a)  Confidentiality. Evans  agrees that  at all times  following the execution hereof, he will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to Evans or which hereafter may become known to him as a result of his service as a Director or his association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by Evans would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and Evans hereby waives any and all defenses he may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Term of Agreement. This Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.


          7.   Miscellaneous.

               (a) Assignment. Except as provided in Section 7(f)(ii) below, no right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued service by Evans as a Director to the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with Evans.

               (c)  Amendment.   This Agreement may  not be amended, modified or
          canceled except by written agreement of the Company and Evans.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. If any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, Evans' personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Director dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by Evans and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to0 Evans' estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (j) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (k)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EVANS




                                        Donald L. Evans


     i:\pbooker\jma\tmbr sharp\fitzgerald bonus agreement

     Exhibit 10.5


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement  (the  Agreement ),  dated as  of October  2,   1997 between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and PATRICIA R. ELLEDGE ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as Controller, Treasurer and Assistant Secretary of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had she continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 2 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires or voluntarily terminates her employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of her employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may not  be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.



          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EMPLOYEE




                                        Patricia R. Elledge


     i:\pbooker\jma\tmbr sharp\officer bonus agreement

     Exhibit 10.6


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement  (the   Agreement ), dated  as  of October  2,  1997 between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and DON H. LAWSON ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as Vice President-Operations of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 2 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may not  be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.



          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EMPLOYEE




                                        Don H. Lawson


     i:\pbooker\jma\tmbr sharp\officer bonus agreement

     Exhibit 10.7


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement  (the   Agreement ), dated  as  of October  2,  1997 between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and JEFFREY D. PHILLIPS ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as Vice President-Production of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 2 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may not  be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1) Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties hereto with respect to the matters covered hereby. IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EMPLOYEE




                                        Jeffrey D. Phillips


     i:]pbooker\jma\tmbr\ sharp\officer bonus agreement

     Exhibit 10.8


                              TMBR/SHARP DRILLING, INC.
                             KEY EMPLOYEE BONUS AGREEMENT


          Key Employee Bonus Agreement (the  Agreement ), dated as of October 3,
     1997  between   TMBR/SHARP  DRILLING,   INC.,  a  Texas   corporation  (the
     "Company"), and ________________ ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position with the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof, (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (iii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (vi) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in the continuous employment of the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to one times the Employee s Earnings (as such term is defined below) multiplied by a percentage determined by the number of years the Employee has been employed by the Company as of the Bonus Vesting Date, with such percentage to be determined in accordance with the following:

               If Employee's employment with the Company has been less than one year - 10 percent

               If Employee's employment with the Company has been more than one year but less than two years - 20 percent

               If Employee's employment with the Company has been more than two years but less than three years - 30 percent

               If Employee's employment with the Company has been more than three years but less than four years - 40 percent

               If Employee's employment with the Company has been more than four years but less than five years - 50 percent

               If Employee's employment with the Company has been more than five years but less than six years - 60 percent

               If Employee's employment with the Company has been more than six years but less than seven years - 70 percent

               If Employee's employment with the Company has been more than seven years but less than eight years - 80 percent

               If Employee's employment with the Company has been more than eight years but less than nine years - 90 percent

               If Employee's employment with the Company has been more than nine years - 100%

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c) Amendment. This Agreement may not be amended, modified or canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This  Agreement shall inure  to the benefit  of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 1 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:______________________________
                                              Joe G. Roper, President


                                        KEY EMPLOYEE


                                        _________________________________
                                        Employee Signature



     i:\pbooker\jma\tmbr sharp\ office bonus agreement

     Exhibit 10.9


                              TMBR/SHARP DRILLING, INC.
                                    BONUS AGREEMENT
                           FOR OFFICERS AND SUPERINTENDENTS


          Agreement  (the   Agreement ), dated  as  of October  3,  1997 between
     TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and __________________ ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as a Superintendent of the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof), (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (ii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (iv) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in continuous employment as a superintendent for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to 1.5 times the Employee s Earnings (as such term is defined below).

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be a superintendent for the Company or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief.

          The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess
     Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c)  Amendment.   This Agreement may  not be amended, modified or
          canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This Agreement  shall inure to  the benefit of,  and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 3 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1) Entire Agreement. This Agreement sets forth the entire agreement and understanding of the parties hereto with respect to the matters covered hereby.
               IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:

                                              Thomas C. Brown
                                              Chairman of the Board of Directors


                                        EMPLOYEE




                                        Employee Signature

     i:\pbooker\jma\tmbr/sharp\officer bonus agreement

     Exhibit 10.10


                              TMBR/SHARP DRILLING, INC.
                             KEY EMPLOYEE BONUS AGREEMENT


          Key Employee Bonus Agreement (the  Agreement ), dated as of October 3,
     1997  between   TMBR/SHARP  DRILLING,   INC.,  a  Texas   corporation  (the
     "Company"), and ________________ ( Employee ).

                                     RECITATIONS

          The Company may seek to sell a significant portions of the operating assets of the Company (an Asset Acquisition" as defined in Section 1(a) hereof) to another Person (as defined in Section 1(e) hereof) or the Company may enter into a transaction which could involve a Change in Control (as defined in Section 1(c) hereof) or the Company may otherwise become subject to a proposed or threatened Change in Control; and

          The Board of Directors of the Company (the Board ) has determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee s position as a toolpusher with the Company, and that the Company be able to receive and rely upon the Employee's services and advice, if requested, as to the best interests of the Company and its shareholders without concern that the Employee might be distracted by the personal uncertainties and risks created by any such proposed Asset Acquisition or Change in Control;

          The Board has authorized the Company to enter into a bonus agreement in the form hereof with the Employee;

          NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the anticipated consummation of any transactions contemplated by an Asset Acquisition or the possibility, threat or occurrence of a Change of Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

          1.   Certain Definitions.  For purposes of this Agreement:

               (a) an Asset Acquisition" shall be deemed to have occurred if any Person, or a group or groups of related or unrelated Persons acquires more than fifty-one percent (51%) in value of the assets of the Company pursuant to one or more transactions with the Company during the term of this Agreement.

               (b) "Beneficial Owner" shall have the meaning set forth in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (c)  a  "Change in Control" shall  be deemed to  have occurred if
          (i) any Person is or becomes the Beneficial Owner of securities of the Company representing fifty-one percent (51%) or more of the Voting Power (as defined in Section 1(f) hereof, (ii) there shall occur a change in the composition of a majority of the Board which change shall not have been approved by a majority of the Board as constituted immediately prior to such change in composition, (iii) at any meeting of the shareholders of the Company called for the purpose of electing directors, more than one of the persons nominated by the Board for election as directors shall fail to be elected, or (vi) the consummation of a merger, consolidation, sale of substantially all assets or other reorganization of the Company, other than a reincorporation, in which the Company does not survive.

               (d) "Earnings" shall mean the total of (i) the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent; and (ii) the amount of Company contributions consistent with the Company's past practices which would have been made on the Employee's behalf in respect of such base salary had he continued to participate in the Company's Employee Retirement Plan for one (1) full plan year.

               (e) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on September 1, 1997.

               (f)  "Voting  Power"   shall  mean   the  voting  power   of  the
          outstanding securities of the Company having the right under ordinary circumstances to vote at an election of the Board.


          2. Services During Certain Events. If the Employee remains in the continuous employment as a toolpusher for the Company from the date hereof until either (a) an Asset Acquisition is consummated, (b) a Change in Control occurs or (c) the Employee s employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the Bonus Vesting Date ), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.
          3.   Payment of Bonus.

               (a) The Company agrees that the Employee shall be paid a bonus by the Company within ten (10) days following the Bonus Vesting Date in an amount equal to one times the Employee s Earnings (as such term is defined below) multiplied by a percentage determined by the number of years the Employee has been employed by the Company as a toolpusher as of the Bonus Vesting Date, with such percentage to be determined in accordance with the following:

               If Employee's employment with the Company as a toolpusher has been less than one year - 10 percent

               If Employee's employment with the Company as a toolpusher has been more than one year but less than two years - 20 percent

               If Employee's employment with the Company as a toolpusher has been more than two years but less than three years - 30 percent

               If Employee's employment with the Company as a toolpusher has been more than three years but less than four years - 40 percent

               If Employee's employment with the Company as a toolpusher has been more than four years but less than five years - 50 percent

               If Employee's employment with the Company as a toolpusher has been more than five years but less than six years - 60 percent

               If Employee's employment with the Company as a toolpusher has been more than six years but less than seven years - 70 percent

               If Employee's employment with the Company as a toolpusher has been more than seven years but less than eight years - 80 percent

               If Employee's employment with the Company as a toolpusher has been more than eight years but less than nine years - 90 percent

               If Employee's employment with the Company as a toolpusher has been more than nine years - 100%

               (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company s personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board from time to time.

          4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, or ceases to be a toolpusher or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

          5.   Confidentiality.

               (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior written consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of his employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

               (b) Remedies for Breach. It is recognized that damages in the event of breach of this Section 5 by the Employee would be difficult, if not impossible, to ascertain, and it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall have the right to an injunction or other equitable relief in any court of competent jurisdiction enjoining any such breach, and the Employee hereby waives any and all defenses the Employee may have on the ground of lack of jurisdiction or competence of the court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the Company from pursuing any other rights and remedies at law or in equity which the Company may have.

          6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "Excess Parachute Payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to Section 3 hereof to be considered an Excess Parachute Payment within the meaning of Section 28OG of the Code. Arthur Andersen LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the Accounting Firm") shall determine the Employee's Base Amount and the amount of any Excess Parachute Payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

          7. Term of Agreement. Unless terminated earlier as a result of Employee s termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 1998, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

          8.   Miscellaneous.

               (a) Assignment. No right, benefit or interest hereunder shall be subject to assignment, anticipation, alienation, sale, encumbrance, charge, pledge, hypothecation or set-off in respect of any claim, debt or obligation, or to execution, attachment, levy or similar process; provided, however, that the Employee may assign any right, benefit or interest hereunder if such assignment is permitted under the terms of any plan or policy of insurance or annuity contract governing such right, benefit or interest.

               (b) Construction of Agreement. Except as expressly provided herein, nothing in this Agreement shall be construed to amend any provision of any plan or policy of the Company. This Agreement is not and nothing herein shall be deemed to create, a commitment of continued employment of the Employee by the Company. The benefits provided under this Agreement shall be in addition to any other compensation agreement or arrangement that the Company may have with the Employee.

               (c) Amendment. This Agreement may not be amended, modified or canceled except by written agreement of the Company and the Employee.

               (d) Waiver. No provision of this Agreement may be waived except by a writing signed by the party to be bound thereby.

               (e) Severability. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions of this Agreement shall remain in full force and effect to the fullest extent permitted by law.

               (f)  Successors.

                    (i) The Company will require any successor, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

                    (ii) This Agreement shall  inure to the  benefit of, and  be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legates. If the Employee dies after the Bonus Vesting Date but prior to the receipt of the bonus payable hereunder with respect to events occurring prior to death, such bonus shall be paid pursuant to the last beneficiary designation executed by the Employee and filed with the Company. If no beneficiary form has been filed with respect to this Agreement, the bonus shall be paid to the Employee's estate.

               (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of the law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

               (h)  GOVERNING  LAW.    THIS  AGREEMENT  SHALL  BE  GOVERNED  AND
          CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO ITS CONFLICTS OF LAWS PRINCIPLES.

               (i) Not Contract of Employment. Subject to the provisions of Section 1 of this Agreement, the entering into of this Agreement shall not be deemed to be a contract of employment between the Company and the Employee, or to be consideration for the employment of the Employee, and nothing herein contained shall be deemed to give the Employee the right to be retained in the employ of the Company or to restrict the right of the Company to discharge the Employee at any time.

               (j) Gender. Wherever in this instrument words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender wherever they would so apply, and vice versa. Wherever words appear in the singular or plural, they shall be read and construed as in the plural or singular, respectively, wherever they would so apply.

               (k) Headings. The headings of the Sections herein are included solely for reference convenience, and shall not in any way affect the meaning or interpretation of the Agreement.

               (1)  Entire  Agreement.   This  Agreement sets  forth the  entire
          agreement and understanding of the parties hereto with respect to the matters covered hereby.

          IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:______________________________
                                              Joe G. Roper, President


                                        KEY EMPLOYEE


                                        _________________________________
                                        Employee Signature



     i:\pbooker\jma\tmbr sharp\ office bonus agreement