Form 10-K405
period 1998-03-31
TMBR SHARP DRILLING INC
filed 1998-06-26
CIK 751288

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

       (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                    (Fee Required)

     For the fiscal year ended March 31, 1998    Commission File Number 0-12757

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

                                                     Yes  X      No

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          The aggregate market value of voting stock held by nonaffiliates of the registrant at June 10, 1998 was approximately $36,429,232.

          At June 10, 1998, there were 4,710,886 outstanding shares of the Registrant's Common Stock.

          The information required by Items 11, 12 and 13 of Part III of this Form are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held on or about August 28, 1998.

                              TMBR/SHARP DRILLING, INC.

                                      FORM 10-K

                                  TABLE OF CONTENTS



     Part I                                                            Page

          Item  1.  Business . . . . . . . . . . . . . . . . . . . .      3
          Item  2.  Properties . . . . . . . . . . . . . . . . . . .     16
          Item  3.  Legal Proceedings  . . . . . . . . . . . . . . .     17
          Item  4.  Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . .     18

     Part II

          Item  5.  Market for Registrant's Common Equity
                      and Related Stockholder Matters  . . . . . . .     19
          Item  6.  Selected Financial Data  . . . . . . . . . . . .     21
          Item  7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . .     22
          Item  8.  Financial Statements and Supplementary Data  . .     30
          Item  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . .     54

     Part III

          Item 10.  Directors and Executive Officers
                      of the Registrant  . . . . . . . . . . . . . .     54
          Item 11.  Executive Compensation . . . . . . . . . . . . .     55
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management  . . . . . . . . . . . .     55
          Item 13.  Certain Relationships and Related Transactions .     55

     Part IV and signatures

          Item 14.  Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K  . . . . . . . . . . .     56
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .     60

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

          The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 1998 was approximately 78% compared to 52% for the year ended March 31, 1997.

          The Company owns 17 drilling rigs, of which 2 were operating on behalf of the Company for its own account, 6 of which were operating for non-affiliated oil producers, and 9 were "stacked" (non-operating) at June 22, 1998. All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

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

          The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin. Oil and gas operations comprised approximately 6% of the Company's revenues for the fiscal year ended March 31, 1998. The Company's proved reserves, all of which were proved developed producing, were approximately 919 MBOE (million barrels of oil equivalent) and had a present value of future net revenues of approximately $4.7 million at March 31, 1998. At March 31, 1998, the Company owned interests in approximately 18,818 gross (2,464 net) acres of developed oil and gas properties, and approximately 7,207 gross (454 net) acres of undeveloped properties.

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


     CONTRACT DRILLING OPERATIONS

     Drilling Rigs

          The following table sets forth the type and depth capabilities of the Company's 17 onshore drilling rigs.

          Rig No.        Depth Capacity      Type
             2                  8,500        Weiss W-45
             3*                 8,500        Weiss W-45
             4                  8,500        Unit 15
             6                 12,500        National 75A
             7                 10,000        Unit 15
            10                 12,500        National 75A
            12                 11,500        National 50A
            14                 12,500        BDW 650
            17*                 9,500        Unit 15
            22*                13,500        Brewster N-75
            23*                13,500        National 75A
            24*                13,500        Gardner Denver 700
            27*                13,500        Gardner Denver 700
            28*                16,000        Gardner Denver 800
            29                 16,000        Gardner Denver 800
            55*                30,000        Gardner Denver DW-2100
            56                 20,000        National 110-M
          ----------------
          *In active operation at June 22, 1998.

          Major overhauls, repairs and general maintenance for the drilling rigs are primarily conducted at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. See "Item 2. Properties".

     Drilling Contracts

          The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Drilling contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "footage" contracts with the remainder being "daywork" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications. The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 8 rigs working at June 22, 1998, 5 were subject to daywork contracts, 2 were subject to footage contracts, and one was subject to a turnkey contract.

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

                           Contract Drilling
            Year Ended         Revenues          Number of      Percent of
             March 31,      (in thousands)       Rigs Owned     Utilization
               1994            $ 18,359              15            47.6%
               1995              18,357              15            43.5%
               1996              21,298              15            45.1%
               1997              18,483              15            51.6%
               1998              34,891              17(a)         78.2%

     ____________________
          (a) Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 1998.

     Customers

          During the fiscal year ended March 31, 1998, the Company drilled a total of 157 wells for approximately 29 customers. The following table sets forth certain information with respect to the principal customers for the Company's contract drilling services during such period.

                                                Percent  of            Number of
     Wells
     Name of Customer                         Total Revenues           Drilled


     Titan Resources I, Inc.                        13%                 15
     Penwell Energy, Inc.                           12%                  8
     Rand Paulson Oil Company, Inc.                  9%                 12

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

     Employees

          At June 5, 1998, the Company had 45 salaried employees and approximately 182 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

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

          Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

          The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantially potential liability for the costs of the removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide for civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

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

          The Company may also fall into the category of a "current owner or operator". The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

     OIL AND GAS OPERATIONS

          The Company's oil and gas operations involve the acquisition, exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 1998, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

          The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

          Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is usually accomplished through participation with other third parties. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At June 5, 1998 the Company was operator of 19 wells.

     Oil and Gas Reserves

          Information concerning the Company's estimated proved oil and gas reserves is included in Note (9) to the Company's financial statements. See "Item 8 - Financial Statements and Supplementary Data".

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

          No major discovery or other favorable or adverse event has occurred since March 31, 1998 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

          The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

          The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

     Productive Wells and Acreage

          The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 1998. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.


                                                      Productive Wells
                                                Gross                  Net
                                             Oil     Gas           Oil      Gas
     Texas................................... 75      10         10.401    1.485
     New Mexico.............................. 12       2          3.021     .144
                                             ---     ---         ------    -----
               Total......................... 87      12         13.422    1.629
                                             ===     ===         ======    =====


                                                        Acreage
                                           Developed             Undeveloped
                                        Gross       Net       Gross         Net
     Texas............................ 16,647      2,093      6,887          406
     New Mexico.......................  2,171        371        320           48
                                       ------      -----      -----        -----
               Total.................. 18,818      2,464      7,207          454
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


                                          Years Ended March 31,
                               1998                1997                1996
     Type of Well        Gross      Net      Gross      Net      Gross      Net

     Exploratory (1)
          Oil              3        .913       3        .700       7       1.340

          Gas             --        --         2        .433       1        .250

          Dry              6        .956       5       1.077      11       2.067


     Development (2)
          Oil              9       1.592       7       1.835       6        .480

          Gas             --        --        --         --       --         --

          Dry              3        .355       2        .625       3        .510


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

          At June 22, 1998, the Company was participating in the drilling of 2 gross (.56 net) exploratory well in Reeves County, Texas and Lea County, New Mexico.

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

                                                Years Ended March 31,
                                         1998           1997           1996
     Net Production
          Oil (Bbls)                    72,880         76,266         70,941
          Gas (Mcf)                    439,711        361,745        212,062
          EBO (1)                      146,165        136,557        106,285

     Sales Prices
          Oil ($/Bbl)                    18.24          23.93          17.67
          Gas ($/Mcf)                     1.80           1.81           1.52
          EBO                            14.55          18.24          15.83

     Production (Lifting) Costs
          per EBO                       $ 6.46         $ 6.77         $ 5.20

     --------------------
          (1) An EBO is one equivalent barrel of oil using the ratio of six Mcf of gas to one barrel of oil.


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

     Markets and Customers

          The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 1998, Titan Resources I, Inc. and Amoco Production Company accounted for approximately 16% and 15%, respectively, of the Company's oil and gas revenues for such period. The loss of either one of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

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


     Item 3.  LEGAL PROCEEDINGS

          In March, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994.

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

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company has eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount ($479,153) has been recognized as miscellaneous income in the Company's financial statements.

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

          The Company provides for its workers' compensation claims prior to September 1997 based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. Currently the Company is covered by a fully insured workers compensation policy.

          The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1998, and no matters were submitted to a vote of security holders during such period.

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

                                                        Price
                                                   High       Low
                Fiscal 1997
                       First Quarter              $ 8 1/4    $ 6 3/4
                       Second Quarter              12          7
                       Third Quarter               12          8
                       Fourth Quarter              13 7/8     10 3/4

                Fiscal 1998
                       First Quarter               14 1/2      9
                       Second Quarter              29 1/4     13 1/2
                       Third Quarter               33 1/4     14 3/8
                       Fourth Quarter              19         10 1/2

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

          On June 8, 1998, the outstanding shares of the Company's Common Stock were held of record by approximately 3,218 stockholders.

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

     Item 6.  SELECTED FINANCIAL DATA

                 The following table sets forth certain selected financial data for the Company's operations for each of the five years ended March 31,
     1998.   The data  set forth  in this table  should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                                                              Years ended March 31,
                                                         ----------------------------------------------------------------------
                                                         1998              1997            1996           1995              1994
                                                         ----              ----            ----           ----              ----
                                                                     (In thousands, except per share amounts)
         INCOME STATEMENT DATA
         Operating revenues:
           Contract drilling                          $ 34,891         $ 18,483         $ 21,298         $ 18,357         $ 18,359
           Oil and gas                                   2,126            2,491            1,683            1,042              621
                                                        ------           ------           ------           ------           ------

              Total operating revenues                  37,017           20,974           22,981           19,399           18,980

         Operating costs and expenses:
           Contract drilling                            23,163           14,190           17,252           14,630           14,989
           Oil and gas production                          944              924              554              350              318
           Dry holes and abandonments                      476              558              945              629              656
           Depreciation, depletion
             and amortization                            4,080            1,784              907              876              746
           General and administrative                    1,863            1,560            1,599            1,553            1,339
           Writedown of oil and
             gas properties (a)                          3,120              171            2,624               --               --
                                                        ------           ------           ------           ------           ------
              Total operating costs
                and expenses                            33,646           19,187           23,881           18,038           18,048
                                                        ------           ------           ------           ------           ------
              Operating income (loss)                    3,371            1,787             (900)           1,361              932

         Other income (expenses):
           Interest                                        133             (278)            (139)            (154)            (89)
           Other                                         1,180               52              117              359              258
                                                        ------           ------           ------           ------           ------
              Total other income (expense)               1,313             (226)             (22)             205              169
                                                        ------           ------           ------           ------           ------

         Net income(loss) before income
           tax provision                                 4,684            1,561             (922)           1,566            1,101
         Provision for income taxes                       (140)             (16)             (30)             (30)             (62)
                                                        ------           ------           ------           ------           ------
         Net income (loss) before
           extraordinary items                        $  4,544          $ 1,545         $   (952)        $  1,536         $  1,039
                                                        ======           ======           ======           ======           ======

                                                                     -21-




     Net income (loss)
           before extraordinary
           items per share:
                 Basic                                   $0.98            $0.43           ($0.29)           $0.49            $0.38
                 Diluted                                 $0.91            $0.38              --             $0.38            $0.23
                                                        ======           ======           ======           ======           ======

         Weighted average number of
           common shares outstanding:
                Basic                                    4,615            3,608            3,254            3,109            2,762
                Diluted                                  5,014            4,106            4,075            4,032            4,603
                                                         =====            =====            =====            =====            =====


         BALANCE SHEET DATA
           Cash and cash equivalents                  $  1,623         $  1,048         $    339         $  1,590         $  1,039
           Total assets                                 24,648           19,761           11,660           10,040            7,648
           Total debt                                       --               --            1,300               --               74
           Stockholders' equity                         19,960           14,372            4,959            5,775            4,133

         ____________________

              (a) During fiscal years ended March 31, 1998, 1997 and 1996, the Company recognized a non-cash charge of approximately $3,120,000, $171,000 and $2,624,000, respectively, due to a writedown of the carrying value  of its  oil and gas
                   properties.   This charge is a result of the  adoption of
                   Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-K Annual Report ("Report") and the documents incorporated by reference in this Report include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company estimates, intends, projects, expects, believes or anticipates will or may occur in the future, including such matters as market conditions, future capital, development and exploration expenditures (including the amount and nature thereof), drilling rig utilization rates, drilling of wells, reserve estimates, business strategies and other plans and objectives, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other facts it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

     Overview

        Since 1982, the principal business of the Company has been the contract drilling of domestic onshore oil and gas wells. In 1987, the Company began acquiring oil and gas properties and participating in the exploration for and development of oil and gas reserves.

        Contract Drilling Operations

        Drilling revenues from footage and daywork contracts are recognized as work is performed utilizing the percentage-of-completion method. Costs under footage and daywork contracts are recognized in the period they are incurred. The Company utilizes the completed contract method to recognize drilling revenues and expenses relating to turnkey contracts. Expected losses on all in-process contracts are recognized in the period the loss can reasonably be determined.

        Drilling equipment is depreciated on a units-of-production method based on the monthly utilization of the equipment. Drilling equipment which is not utilized during a month is depreciated using a minimum utilization rate of approximately 25%. Estimated useful lives range from four to eight years. Other property and equipment is depreciated using the straight-line method of depreciation with estimated useful lives of three to seven years.

        The contract drilling industry remains highly competitive. Recently, the demand for drilling rigs has softened due to extremely weak oil prices and lower gas prices. The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. In addition, the Company believes it competes favorably with respect to the depth capabilities of its rigs, the experience level of its personnel, its reputation and its relationship with existing customers. However, the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's service areas.

        The following table sets forth certain information relating to the Company's contract drilling operations for the periods indicated:

                                                   Year Ended March 31,
                                                 1998       1997      1996
                                                 (In thousands, except %s)

          Contract drilling revenues           $34,891    $18,483    $21,298
          Contract drilling expenses            23,163     14,190     17,252

          Contract drilling expenses as
            a percent of drilling revenues        66.4%      76.8%      81.0%

          Rig utilization                         78.2%      51.6%      45.1%


        Oil and Gas Operations

        The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the Company capitalizes all costs incurred to acquire oil and gas properties (proved and unproved), all development costs, and the costs of successful exploratory wells. The costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling for oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs is capitalized as stated above, net of its working-interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $111,000 and $196,000 as of March 31, 1998, and March 31, 1997, respectively.

        For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs was calculated for fiscal 1998, 1997 and 1996 by applying the units-of-production method to the estimated amount of such reserves.

        In fiscal 1998, 1997 and 1996, the Company recognized non-cash charges of approximately $3.1 million, $171,000 and $2.6 million, respectively, due to writedowns of the carrying value of its oil and gas properties. The writedowns are the result of the adoption in 1996 of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. This is in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is to be recognized to the extent that net capitalized costs exceed discounted future cash flows.

        The following table sets forth certain information relating to the Company's oil and gas operations for the periods indicated:

                                                 Year Ended March 31,
                                              1998       1997       1996
                                                    (In thousands)

          Oil and gas revenues               $2,126     $2,491     $1,683
          Production expenses                   944        924        554
          Dry holes and abandonments            476        558        945
          Depreciation, depletion and
            amortization                      1,891        802        468
          Writedown of properties             3,120        171      2,624


        The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses of resulting from unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

     RESULTS OF OPERATIONS

     Comparison of Year Ended March 31, 1998 to Year Ended March 31, 1997

        Contract drilling revenues in fiscal 1998 increased by 89% from the previous year. During fiscal 1998, the Company experienced very strong demand for its contract drilling services, which resulted in increased rig utilization and higher contract prices. Rig utilization was 78% in fiscal 1998 compared to 52% in the prior fiscal year.

        Contract drilling expenses represented 66% of contract drilling revenues in fiscal 1998 versus 77% in fiscal 1997. The decrease is attributable to the increase in the average price received for drilling contracts.

        Oil  and  gas revenues  decreased  by  15%  during  fiscal 1998.    This
     decrease was a result of weaker oil and gas prices. Oil and gas production expenses remained relatively constant.

        The Company participated as a working-interest owner in the drilling of 21 wells during fiscal 1998, of which nine were dry holes. In fiscal 1997, the Company participated as a working-interest owner in the drilling of 19 wells, of which seven were dry holes.

        During the  year  ended  March  31,  1998,  the  Company  completed  the assembly of two additional drilling rigs from its inventory of rig components. One of the rigs is capable of drilling to a depth of approximately 8,500 feet, the other to a depth of 10,000 feet. The addition of these two U-15 Unit rigs brings the Company's available fleet to 17 rigs. The increase in depreciation, depletion and amortization expense for fiscal 1998 reflects the added equipment(the two U-15 Unit drilling rigs, drill pipe and miscellaneous drilling equipment) as well as the larger number of producing wells in which the Company has an ownership interest (a total of 99 wells in fiscal 1998 versus 92 wells in 1997).

        As noted above, the Company recognized a non-cash charge of $3.1 million in fiscal 1998 and $171,000 in fiscal 1997 related to the writedown of the carrying value of its oil and gas properties.

        As described in "Item 3. Legal Proceedings", the Company was a defendant in a lawsuit filed by Texas Property and Casualty Insurance Guaranty Association that had resulted in the Company's accrual of approximately $854,000 for a contingent liability. On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating to the Company's workers compensation programs with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. As a result of the settlement, the Company recognized approximately $479,000 as miscellaneous income during the year ended March 31, 1998.

        In addition, the Company entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount was recognized as miscellaneous income in the year ended March 31, 1998. The Company also recorded approximately $236,000 of miscellaneous income from the sale of junk drill bits.

        Net working  capital was $6.0  million at  March 31,  1998, compared  to
     $2.7  million  at  March  31,  1997.    The  gain  in  working  capital  is
     attributable to an increase in cash and trade receivables.

     Comparison of Year Ended March 31, 1997 to Year Ended March 31, 1996

        Contract drilling revenues for fiscal 1997 decreased by 13% from fiscal 1996. The decrease was due to a drop-off in the number of turnkey wells drilled by the Company (from 12 wells in fiscal 1996 to none in fiscal
     1997).The decline in turnkey contracts, however, was partially offset by an increase from the prior year in the average prices the Company received for footage and daywork contracts.

        Rig utilization rates in fiscal 1997 and 1996 were 52% and 45%, respectively. The fiscal 1997 rate, and therefore contract drilling revenues, were adversely affected by extremely low utilization in the first three months of the year. During the first quarter, drilling prices were depressed and the Company chose to underutilize its drilling equipment rather than subject it to additional wear and tear at unacceptable operating margins. As a result, the utilization rate for the first quarter was only 34%. In the second quarter, however, demand for the Company's contract drilling services began to increase substantially, resulting in a fourth-quarter utilization rate of 70%. Rig utilization in the Company's operating market is difficult to project because of wide fluctuations in drilling activity. In addition, the number of rigs industrywide that are actually available for work cannot be accurately determined.

        Contract drilling expenses equaled 77% and 81% of contract drilling revenues in fiscal 1997 and 1996, respectively. The decrease is attributable to the increase in the average price received for drilling contracts.

        Oil and gas revenues increased by 48% in fiscal 1997. Accordingly, oil and gas production expenses increased 67% over the same period.

        Depreciation, depletion and amortization expense also increased due to the addition of drill pipe and an increase in the number of producing wells in which the Company had an ownership interest during fiscal 1997.

        Interest expense increased 100% for fiscal 1997 due to borrowings under the Company's credit facilities with its bank lender during this period. See "Liquidity and Capital Resources" below.

        Net working capital was $2.7 million at March 31, 1997, compared to a negative $1.2 million at March 31, 1996. The improvement in working capital was due to an increase in accounts receivable, a decrease in accounts payable and an increase in cash and cash equivalents.

     Income Taxes

        At March 31, 1998, the Company had approximately $68.3 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards will begin to expire in the 1998 tax year. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

        The effective tax rates for fiscal 1998 and 1997 differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

        The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to its NOL carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is likely that a portion of the NOLs may expire before the Company is able to use them.

     Liquidity and Capital Resources

        In January 1996, the Company entered into a loan agreement with its bank lender providing for a revolving credit facility (the "Credit Facility") originally maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility was limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount was redetermined by the bank monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only was payable monthly. The entire principal amount was due and payable on January 15, 1998, which was extended to April 15, 1998. The Credit Facility bore interest at the bank's base rate and was secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment. At March 31, 1998, there were no amounts outstanding under the Credit Facility.

        In August 1996, the Company entered into a second loan agreement with its bank lender. This agreement provided for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the
     Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bore interest at the bank's base rate, with interest only to be paid monthly. The original maturity date of February 15, 1998, was extended to April 15, 1998. At that time, the principal amount then outstanding was due and payable, plus any accrued and unpaid interest. At March 31, 1998, no amounts were outstanding under the Line of Credit.

        On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities its bank lender. The amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Norwest Bank base rate and accrued interest is payable monthly. The loan facility matures on May 26, 2000.

        The Company anticipates that funds for its capital expenditures in fiscal 1999 will be available from a combination of sources, including (i) borrowings under the line of credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

        The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.

                                                        Year Ended March 31,
                                                      1998       1997      1996
                                                           (In thousands)
     Oil and gas exploration and development.....   $ 3,846     $3,424    $5,553
     Drilling rigs, drill pipe and
       related equipment.........................     6,086      2,940     1,452
     Other.......................................       249        390        11
                                                     ------      -----     -----
          Total..................................   $10,181     $6,754    $7,016
                                                     ======      =====     =====

        The  Company  presently  anticipates  making  capital   expenditures  of
     approximately $5.5 million in its 1999 fiscal year. Of this amount, the Company expects that approximately $2.5 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $3.0 million for oil and gas exploration and development activities. It is the Company's policy, however, to make capital expenditures based on prevailing economic conditions, the results of its drilling activities, and other factors affecting its business. Accordingly, the amounts actually spent in fiscal 1999 could differ substantially from the amounts estimated.

     Trends and Prices

        Although the Company achieved record growth, profitability and rig utilization in fiscal 1998, the contract drilling industry is currently experiencing decreased demand and declining prices for contract drilling services due to the weakening of oil and gas prices. The Company will certainly be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

        In recent years, oil and gas prices have been extremely volatile. Prices are affected by market supply and demand factors as well as by actions of state and local agencies, the U.S. and foreign governments and international cartels. The Company has no way of accurately predicting the supply of and demand for oil and gas, domestic or international political events or the effects of any such factors on the prices received by the Company for its oil and gas.

     Year 2000 Issues

        The Company has reviewed the effect of the year 2000 issues relating to its information systems. The Company has determined that the year 2000 issues directly related to its information systems will not have a material impact on its business, operations nor its financial position. However, the Company cannot determine what effect, if any, the year 2000 issues affecting its vendors, customers and the numerous local, state, federal and other U. S. government entities with which it conducts business or which it is regulated or governed or taxed will have on its business or financial position.

     Recently Issued Accounting Standards

        In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", which requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges made directly to equity which are excluded from net income. The adoption of this statement did not have a material impact on the Company's financial disclosures.

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provision. This statement is not anticipated to have a material impact on the Company's financial disclosures.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

          Report of Independent Public Accountants                      31

          Balance Sheets, March 31, 1998 and 1997                       32

          Statements of Operations, Years ended
            March 31, 1998, 1997 and 1996                               34

          Statements of Stockholders' Equity,
            Years ended March 31, 1998, 1997 and 1996                   35

          Statements of Cash Flows,
            Years ended March 31, 1998, 1997 and 1996                   36

          Notes to Financial Statements                                 37

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

        We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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






                                               ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 26, 1998

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1998 and 1997

                          (In thousands, except share data)


      ASSETS                                               1998            1997
      ------                                               ----            ----
    Current assets:
      Cash and cash equivalents                        $   1,623       $   1,048
      Marketable securities                                   87              87
      Trade receivables,
        net of allowance for doubtful
          accounts of $1,135 in 1998
          and 1997.                                        8,149           6,218
      Inventories                                             82              74
      Deposits                                                73              73
      Other                                                  664             560
                                                          ------          ------
         Total current assets                             10,678           8,060
                                                          ------          ------


    Property and equipment, at cost:
      Drilling equipment                                  48,691          42,690
      Oil and gas properties, based on
        successful efforts accounting                     15,452          13,102
      Other property and equipment                         3,786           3,584
                                                          ------          ------
                                                          67,929          59,376
      Less accumulated depreciation,
        depletion and amortization                       (54,132)        (47,851)
                                                          ------          ------
         Net property and equipment                       13,797          11,525
                                                          ------          ------

    Other assets                                             173             176
                                                          ------          ------

              Total assets                             $  24,648       $  19,761
                                                          ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1998 and 1997

                          (In thousands, except share data)

      LIABILITIES AND STOCKHOLDERS' EQUITY                 1998             1997
      ------------------------------------                 ----             ----
    Current liabilities:
      Trade payables                                    $  2,622       $   2,739
      Accrued workers' compensation                          411           1,245
      Other                                                1,655           1,405
                                                          ------          ------
         Total current liabilities                         4,688           5,389
                                                          ------          ------
         Total liabilities                                 4,688           5,389
                                                          ------          ------
    Contingencies

    Stockholders' equity:
      Common stock, $0.10 par value
        Authorized, 50,000,000 shares;
        issued, 5,979,625 shares at
        March 31, 1998 and 5,696,825 at
        March 31, 1997                                      598             570
      Additional paid-in capital                         69,429          68,413
      Accumulated deficit                               (49,917)        (54,461)
      Treasury stock-common, 1,268,739 shares
        at March 31, 1998 and 1997, at cost                (150)           (150)
                                                         ------          ------
         Total stockholders' equity                      19,960          14,372
                                                         ------          ------

           Total liabilities and
             stockholders' equity                     $  24,648       $  19,761
                                                         ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                               Statements of Operations

                      Years Ended March 31, 1998, 1997 and 1996

                          (In thousands, except share data)


                                                1998         1997        1996
                                                ----         ----        ----
    Revenues:
      Contract drilling                     $  34,891    $  18,483   $  21,298
      Oil and gas                               2,126        2,491       1,683
                                               ------       ------      ------
              Total revenues                   37,017       20,974      22,981
                                               ------       ------      ------
    Operating costs and expenses:
      Contract drilling                        23,163       14,190      17,252
      Oil and gas production                      944          924         554
      Dry holes and abandonments                  476          558         945
      Depreciation, depletion and
        amortization                            4,080        1,784         907
      Writedown of oil and gas
        properties                              3,120          171       2,624
      General and administrative                1,863        1,560       1,599
                                               ------       ------      ------
              Total operating costs
                and expenses                   33,646       19,187      23,881
                                               ------       ------      ------
              Operating income (loss)           3,371        1,787        (900)
                                               ------       ------      ------
    Other income (expense):
      Interest                                    133         (278)       (139)
      Gain on sales of assets                     179           65          26
      Other, net                                1,001          (13)         91
                                               ------       ------      ------
              Total other income
                (expense), net                  1,313         (226)        (22)
                                               ------       ------      ------
    Net income (loss) before
      income tax provision                      4,684        1,561        (922)
    Provision for income taxes                   (140)         (16)        (30)
                                               ------       ------      ------
    Net income (loss)                       $   4,544    $   1,545   $    (952)
                                               ======       ======      ======
    Net income (loss) per common share:
         Basic                              $    0.98    $    0.43   $   (0.29)
         Diluted                                 0.91         0.38          --
                                             =========    =========   =========
    Weighted average number of
      common shares outstanding:
         Basic                               4,614,959    3,607,925   3,254,262
         Diluted                             5,013,981    4,105,882   4,074,567
                                             =========    =========   =========

    See accompanying notes to financial statements.

                                   TMBR/SHARP DRILLING, INC.

                              Statements of Stockholders' Equity

                           Years Ended March 31, 1998, 1997 and 1996

                                         (In thousands)


                                         Common Stock     Additional                 Treasury Stock        Total
                                         ------------      Paid-In     Accumulated   ---------------   Stockholders'
                                        Shares   Amount    Capital       Deficit     Shares   Amount      Equity
                                        ------   ------   ----------   -----------   ------   ------   -------------

                 Balance, March 31,
                   1995                  4,394   $ 439     $ 60,540      $(55,054)    1,270   $(150)      $ 5,775

                 Exercise of Stock
                   Options                 222      22          114           --         --      --           136

                 Net Loss                  --       --          --           (952)       --      --          (952)
                                         -----    -----     --------      --------    -----    -----       -------
                 Balance, March 31,
                   1996                  4,616   $ 461     $ 60,654      $(56,006)    1,270   $(150)      $ 4,959

                 Issuance of
                   Common Stock            750      76        7,704           --         --      --         7,780

                 Exercise of Stock
                   Options                 331      33           55           --         --      --            88

                 Net Income                 --      --           --         1,545        --      --         1,545
                                         -----    -----     --------      --------    -----    -----       -------
                 Balance, March 31,
                   1997                  5,697   $ 570     $ 68,413      $(54,461)    1,270   $(150)      $14,372

                 Exercise of
                   Stock Options           283      28        1,016            --        --      --         1,044

                 Net Income                 --      --           --         4,544        --      --         4,544
                                         -----    -----     --------      --------    -----    -----       -------
                 Balance, March 31,
                   1998                  5,980   $ 598     $ 69,429     $ (49,917)    1,270   $(150)      $19,960
                                         =====    =====     ========      ========    =====    =====       =======

                 See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                              Statements of Cash Flows
                      Years Ended March 31, 1998, 1997 and 1996
                                   (In thousands)

                                                   1998       1997       1996
                                                   ----       ----       ----
   Cash flows from operating activities:
     Net income (loss)                          $   4,544  $   1,545  $    (952)
     Adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities:
         Depreciation, depletion and amortization   4,080      1,784        907
         Dry holes and abandonments                   476        558        945
         Gain on sales of assets                     (179)       (65)       (26)
         Writedown of properties                    3,120        171      2,624
         Changes in assets and liabilities:
           Trade receivables                       (1,931)    (3,276)      (374)
           Deposits                                    --        350         90
           Inventories and other assets              (109)      (262)       (65)
           Trade payables                            (117)      (597)     1,497
           Accrued payables and other
             current liabilities                     (584)       585        117
                                                  --------   --------   --------
             Total adjustments                      4,756       (752)     5,715
                                                  --------   --------   --------
             Net cash provided
               by operating activities              9,300        793      4,763
                                                  --------   --------   --------
   Cash flows from investing activities:
     Additions to property and equipment          (10,181)    (6,754)    (7,016)
     Proceeds from sales of property
       and equipment                                  412        102         44
                                                  --------   --------   --------
             Net cash required
               by investing activities             (9,769)    (6,652)    (6,972)
                                                  --------   --------   --------
   Cash flows from financing activities:
     Repayments of capital lease                       --         --        (92)
     Proceeds from issuance of common stock            --      7,780         --
     Proceeds from exercise of stock options        1,044         88        136
     Proceeds from bank loan                           --      3,200      1,300
     Repayments of bank loan                           --     (4,500)        --
     Leasehold borrowings and repayments
       of leasehold borrowings                         --         --       (386)
                                                  --------   --------   --------
             Net cash provided by
               financing activities                 1,044      6,568        958
                                                  --------   --------   --------
             Net increase (decrease) in
               cash and cash equivalents              575        709     (1,251)

   Cash and cash equivalents at beginning of year   1,048        339      1,590
                                                  --------   --------   --------
   Cash and cash equivalents at end of year     $   1,623  $   1,048  $     339
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

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $0 in 1998, $278,000 in 1997 and $139,000 in 1996. Cash
     payments for taxes due totaled $29,000, $0 and $23,000 during 1998, 1997 and 1996, respectively.

     Marketable Securities

            Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at March 31, 1998 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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

          Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $111,000 and $196,000 as of March 31, 1998 and 1997, respectively.

          Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $2,624,000 in 1996. Additional impairments of $3,120,000 and $171,000 were recorded in 1998 and 1997, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     Net Income (Loss) Per Share of Common Stock

          On April 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which superseded Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings Per Share." SFAS 128 simplifies earnings per share ("EPS") calculations by replacing previously reported primary EPS with basic EPS which is calculated by dividing reported earnings available to common shareholders by the weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Previously reported fully diluted EPS is called diluted EPS which includes all potentially dilutive securities.

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


     (2)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, Midland, N.A. (Norwest) that provided for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bore interest at the Norwest Bank Minnesota, National Association base rate and the interest was payable monthly. The loan agreement had an extended maturity date of April 15, 1998, at which time, the outstanding principal and all of the accrued and unpaid interest were due and payable.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



          In August, 1996, the Company entered into a second loan agreement with Norwest. The second loan agreement provided for a $2,000,000 revolving line of credit secured by substantially all of the Company's producing oil and gas properties. Borrowings under the line of credit bore interest at the Norwest base rate and the interest was payable monthly. The line of credit had an extended maturity date of April 15, 1998, at which time, the principal amount outstanding was due and payable, plus any accrued and unpaid interest. The borrowings under both loan agreements were paid in full in February, 1997.

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest Bank Texas, N.A.. The amended and restated loan agreement provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the renewed and extended line of credit bear interest at the Norwest Bank base rate and the interest is payable monthly. The renewed and extended loan agreement matures on May 26, 2000.

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

          (b) Stock Option Plans

     1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988,

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements


     the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than
     the fair market value of the shares on the date of the grant.   Options to
     purchase  100,000 shares  of  common stock  are  currently exercisable  and
     outstanding under the Plan.   No additional shares are available  for grant
     as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

                                          Number            Option Price
                                            of           ---------------------
                                          Shares         Per Share       Total
                                          ------         ---------------------
          Outstanding March 31, 1996        --            --              --

          Granted                        465,000       $7.75         $3,603,750
                                         -------        ----          ---------
          Outstanding March 31, 1997     465,000       $7.75         $3,603,750

          Exercised                      127,500        7.75            988,125
                                         -------        ----          ---------
          Outstanding March 31, 1998     337,500       $7.75         $2,615,625
                                         =======        ====          =========

          All of the nonqualifed stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



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

          The  following   sets  forth  certain  information   concerning  these
     nonqualified options:

                                                              Option Price
                                       Number                 ------------
                                      of Shares        Per Share        Total
                                      ---------        ---------        -----
        Outstanding March 31, 1996      698,000         $0.25         $174,500
             Exercised                 (329,200)         0.25          (82,300)
                                      ---------                        -------
        Outstanding March 31, 1997      368,800         $0.25         $ 92,200

             Exercised                 (149,300)         0.25          (37,325)
                                      ---------                        -------
        Outstanding March 31, 1998      219,500         $0.25         $ 54,875
                                      =========                        =======

          All nonqualified options outstanding were earned and exercisable as of March 31, 1998.

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

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          For purposes of pro forma disclosures, the estimated fair value of the
     options  is amortized  to expense over  the options'  vesting period.   The
     Company's pro forma information follows:

                                       1998                     1997
                                --------------------     --------------------
                               As Reported  Pro Forma   As Reported  Pro Forma
                               -----------  ---------   -----------  ---------
                                       (In thousands, except share amounts)

     Net income (loss) from
       continuing operations     $4,544       $4,261      $1,545       $(436)

     Net income (loss) from
       continuing operations
         per share (basic)        $0.98        $0.92       $0.43        $(0.10)


          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


     (4)  Income Taxes

          At March 31, 1998, the Company had approximately $68,297,000 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. If these carryforwards are not utilized, they will begin to expire in 1998. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code (IRC). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          The Company utilizes  an asset  and liability  approach for  financial
     accounting  and  reporting  for income  taxes.    The  major components  of
     deferred tax assets and liabilities follows:

                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
          Deferred Tax Assets (Liabilities)
            Federal NOL Carryforwards         $ 23,220,964      $ 24,372,057
            Allowance for Bad Debts                385,803           385,803
            Book over tax depreciation
              and amortization                     739,967           112,171
            Accrued Workers Compensation           139,574           423,170
            Other accrued expenses                  27,353            40,689
                                                ----------        ----------
              Total deferred tax assets         24,513,661        25,333,890
              Valuation allowance              (24,513,661)      (25,333,890)
                                                ----------        ----------
                Net deferred tax asset        $     --          $     --
                                                ==========        ==========

          The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 1998 and March 31, 1997, as it is more likely than not that the deferred tax asset will not be realized.

          The effective tax rates for the years ended March 31, 1998, 1997 and 1996 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                            1998       1997        1996
                                            ----       ----        ----

          Tax provision (benefit)
            utilizing statutory rates     $ 1,545     $ 525       $(313)

          Utilization of NOL               (1,405)     (509)        343
                                            -----       ---         ---
          Tax provision                   $   140     $  16       $  30
                                            =====       ===         ===


     (5)  Related Parties

          During  1998, 1997 and 1996,  the Company sold  $113,000, $190,000 and
     $791,000 and  purchased $139,000,  $119,000 and $427,000,  respectively, of goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


     (6)  Business Segments and Significant Customers

          The Company  is engaged in contract drilling of oil and gas wells and,
     to a lesser extent, in oil and gas production.   Information concerning the
     Company's business segments follows:

                                               Years Ended March 31,
                                     ----------------------------------------
                                        1998           1997           1996
                                     ----------     ----------     ----------
                                                  (In thousands)
     Revenues:
       Contract drilling             $  34,891      $  18,483      $  21,298
       Oil and gas                       2,126          2,491          1,683
                                       --------       --------       --------
                                     $  37,017      $  20,974      $  22,981
                                       ========       ========       ========
     Net income (loss) (a):
       Contract drilling             $   8,838      $   1,937      $   2,245
       Oil and gas                      (4,427)          (114)        (3,058)
                                       --------       --------       --------
                                         4,411          1,823           (813)
       Corporate income
         (expenses) (b)                    133           (278)          (139)
                                       --------       --------       --------
                                     $   4,544      $   1,545      $    (952)
                                       ========       ========       ========
     Identifiable assets:
       Contract drilling             $  17,775      $  11,711      $   6,415
       Oil and gas                       4,325          6,179          4,322
                                       --------       --------       --------
                                        22,100         17,890         10,737
       Corporate assets (c)              2,548          1,871            923
                                       --------       --------       --------
                                     $  24,648      $  19,761      $  11,660
                                       ========       ========       ========
     Depreciation, depletion and
      amortization:
       Contract drilling             $   2,188      $     982      $     439
       Oil and gas                       1,892            802            468
                                       --------       --------       --------
                                     $   4,080      $   1,784      $     907
                                       ========       ========       ========
     Capital expenditures:
       Contract drilling             $   6,334      $   3,330      $   1,463
       Oil and gas                       3,847          3,424          5,553
                                       --------       --------       --------
                                     $  10,181      $   6,754      $   7,016
                                       ========       ========       ========

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          (a) General and administrative costs and other income are allocated between segments based on identifiable assets.

          (b) Corporate income and expenses consist of interest income and expense.

          (c) Corporate assets are those assets which are not specifically identifiable with a segment and consist primarily of cash and cash equivalents, short-term investments and prepaid expenses.

          For the years ended March 31, 1998, 1997 and 1996, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

          (a) two customers in 1998 individually represented approximately 14%, and 12% of drilling revenues,

          (b) four customers in 1997 individually represented approximately 21%, 18%, 12% and 10% of drilling revenues,

          (c) three customers in 1996 individually represented approximately 19%, 18% and 14% of drilling revenues.

          The loss of one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for drilling rigs at the time of such loss and the Company's ability to find new customers.

     (7)  Contingencies

          In March, 1992, the Company was notified by the Texas Department of Insurance that the Company's former workers' compensation insurance carriers, Sir Lloyd's Insurance Company and its affiliate, Standard Financial Indemnity Corporation ("SFIC"), had been placed in liquidation by order of the 201st District Court of Travis County, Texas, on March 12, 1992 in Cause No. 92-12765, The State of Texas vs. Sir Lloyd's Insurance Company and Sir Insurance Agency, Inc., and in Cause No. 91-12766, The State of Texas vs. Standard Financial Indemnity Corporation. Approximately two months before being ordered into liquidation, SFIC requested that the Company pay policy premiums in the approximate amount of $646,476. On July 22, 1993 the special deputy receiver of SFIC billed the Company approximately $1,061,000 for retrospective premiums, but adjusted the amount to $854,153 on January 12, 1994.

          In November, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas property and Casualty Insurance

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


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

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company has eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount ($479,153) has been recognized as miscellaneous income in the Company's financial statements.

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

          The Company provides for its workers' compensation claims prior to September 1997 based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. Currently the Company is covered by a fully insured workers compensation policy.

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (8)  Supplemental Information Related to Oil and Gas Activities

          The Company's capitalized cost of oil and gas properties is as follows:

                                                             March 31,
                                                             ---------
                                                          1998        1997
                                                          ----        ----
                                                           (In thousands)

               Oil and gas properties                   $15,452     $13,102

               Accumulated depreciation,
                 depletion and amortization             (11,127)     (6,923)
                                                         -------     -------
                                                        $ 4,325     $ 6,179
                                                         =======     =======

          The  Company's  costs  incurred  related  to  oil   and  gas  property
     acquisition, exploration and development activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1998        1997        1996
                                               ----        ----        ----
                                                      (In thousands)

               Property acquisition costs    $   275     $   194     $   970

               Exploration costs               1,430         920       3,969

               Development costs               2,141       2,310         614
                                              -------     -------     -------
                                             $ 3,846     $ 3,424     $ 5,553
                                              =======     =======     =======

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The Company's results of operations from oil and gas producing activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1998        1997        1996
                                               ----        ----        ----
                                                      (In thousands)
          Revenues                           $ 2,126     $ 2,491     $ 1,683

          Production costs                       944         924         554

          Dry holes and abandonments             476         558         945

          Depreciation, depletion and
            amortization                       1,892         802         468

          Writedown of oil and gas
            properties                         3,120         171       2,624

          Income tax provision                   --          --          --
                                              -------      -------    -------
          Results of operations from
            producing activities
            (excluding corporate
            overhead and interest costs)     $(4,306)     $    36    $(2,908)
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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The following sets forth proved oil and gas reserves at March 31, 1998, 1997 and 1996:

                                                     1998                    1997                       1996
                                            ---------------------    ---------------------     ---------------------
                                               Oil         Gas          Oil         Gas           Oil         Gas
                                              MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                            -------     ---------    -------     ---------     -------     ---------
                                                                        (In thousands)
         Proved Reserves:

           Beginning of Year                 484.6      2,413.7       368.6       2,815.6       275.6       1,129.4

           Revisions of previous
             estimates                      (159.3)     1,069.3       103.5

           Improved recovery                  --           --           3.7          (5.6)       --            -

           Purchases of minerals in
             place and extensions            131.9        247.5        85.0          85.7       190.8       1,647.4

           Sales of minerals in place        (13.9)        (1.9)       --            --          --            --

           Production                        (72.9)      (439.7)      (76.2)       (361.7)      (70.9)       (212.1)
                                             -----      -------       -----       -------       -----       -------
           End of year                       370.4      3,288.9       484.6       2,413.7       368.6       2,815.6
                                             =====      =======       =====       =======       =====       =======


         Proved Developed Resources:

           Beginning of year                 484.6      2,413.7       368.6       2,815.6       275.6       1,129.4
                                             -----      -------       -----       -------       -----       -------
           End of year                       370.4      3,288.9       484.6       2,413.7       368.6       2,815.6
                                             =====      =======       =====       =======       =====       =======

                              TMBR/SHARP DRILLING, INC.

                            Notes to Financial Statements


                                                         March 31,
                                                  -----------------------
                                                    1998           1997
                                                    ----           ----
                                                       (In thousands)

          Standardized Measure

            Future cash inflows                   $10,065        $12,848

            Future production and
              development costs                    (3,205)        (4,201)
                                                   -------        -------
            Future net cash flows                   6,860          8,647

            10% discount factor                    (2,200)        (2,982)
                                                   -------        -------
            Discounted future net cash flows        4,660          5,665

            Discounted income taxes                   --             --
                                                   -------        -------
            Standardized Measure                  $ 4,660        $ 5,665
                                                   =======        =======


                                          1998        1997         1996
                                          ----        ----         ----
                                                 (In thousands)

          Standardized measure,
            beginning of year           $ 5,665     $ 4,954      $ 2,879

          Revisions
               Prices and costs          (1,889)        813          235
               Accretion of discount        567         495          288
                                         -------     -------     --------
          Net revisions                  (1,322)      1,308          523

          Discoveries and additions       1,499         970        2,681
          Production                     (1,182)     (1,567)      (1,129)
                                         -------     -------      -------
          Standardized measure,
            end of year                 $ 4,660     $ 5,665      $ 4,954
                                         =======     =======      =======

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                       PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and officers of the Company at June 10, 1998 are as follows:

                                                                        Director
                                                                      or Officer
          Name                Age         Position with Company          since

     Thomas C. Brown           71    Chairman of the Board of Directors
                                       and Chief Executive Officer        1982

     Joe G. Roper              69    Director and President               1982

     Donald L. Evans (1)       51    Director                             1982

     David N. Fitzgerald (1)   75    Director                             1984

     Don H. Lawson             59    Vice President - Operations          1992

     Jeffrey D. Phillips       37    Vice President - Production          1997

     Patricia R. Elledge       40    Controller/Treasurer                 1994

     James M. Alsup            61    Secretary                            1982

     --------------------------
     (1)  Member of Compensation and Audit Committees

          Directors  of   the  Company  serve   until  the  annual   meeting  of
     stockholders to be held in August, 1998, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

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

          Mr. Phillips has been employed by the Company since 1995. He has been the Vice President - Production since 1997. From 1993 to 1995 he was Operations Manager for Staley Operating Co., a privately held exploration and production company.

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

     Item 11.  EXECUTIVE COMPENSATION

          The  discussion  under  "Executive  Compensation"  in  the   Company's
     definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders is incorporated herein by reference.

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page

       (a)1.   See Index to  Financial Statements at Item 8                30

       (a)2.   Financial Statement Schedules
                 Years ended March 31, 1998, 1997 and 1996

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

              Executive Compensation Plans and Arrangements
              (Exhibits 10.1 through and including Exhibit 10.9 constitute executive compensation plans and arrangements of the Registrant)

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

            Exhibit  10.5 - Incentive  Stock Option Agreement  dated December 4,
              1992 between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit 10.6  - Incentive Stock  Option Agreement dated  December 4,
              1992 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

            Exhibit 10.7 - Incentive Stock Option Agreement dated November 16,
              1993 between Don H.  Lawson and the Registrant.   (Incorporated by
              reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

            Exhibit 10.8 - 1994 Stock Option Plan.  (Incorporated by reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 28, 1995)

            Exhibit 10.9 - TMBR/Sharp Drilling, Inc. Employee Retirement Plan.
              (Incorporated by reference to Exhibit 10.11 in Registrant's Annual Report on Form 10-K dated June 28, 1995)

            Exhibit  10.10 -  Form  of Stock  Purchase  Agreement, dated  as  of
              February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

            Exhibit 10.11 - Bonus  Agreement dated October 2, 1997,  between Joe
              G. Roper and the Registrant. (Incorporated by reference to Exhibit
              10.1 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.12 -  Bonus  Agreement dated  October  2, 1997,  between
              Thomas C. Brown and the Registrant.   (Incorporated by reference
              to Exhibit 10.2 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.13 - Bonus Agreement dated October 2, 1997, between David
              N. Fitzgerald and the Registrant. (Incorporated by reference to Exhibit 10.3 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.14  - Bonus  Agreement  dated October  2,  1997, between
              Donald L. Evans and the Registrant. (Incorporated by reference to Exhibit 10.4 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.15 - Bonus Agreement dated October 2, 1997, between
              Patricia  R.  Elledge  and   the  Registrant.    (Incorporated  by
              reference to Exhibit 10.5 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.16 - Bonus  Agreement dated October 2, 1997,  between Don
              H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.17  - Bonus  Agreement  dated October  2,  1997, between
              Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.7 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

           *Exhibit 10.18 - Loan Agreement dated May 26, 1998 between Norwest
              Bank, Texas N. A. and the Registrant.

           *Exhibit 23.1 - Consent of Arthur Andersen LLP

           *Exhibit 23.2 - Consent of Joe C. Neal & Associates

           *Exhibit 27 - Financial Data Schedule

     ----------------------------------
     *Filed herewith

     (b)   No reports on Form 8-K  were filed during the  last quarter of fiscal
     1998.

                                                                    Schedule II
                                                                    -----------



                              TMBR/SHARP DRILLING, INC.

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1998, 1997 and 1996

                                    (In thousands)



                                                        Recoveries
                              Balance at   Additions    or other     Balance
                              beginning    charged to   reserve      at end
         Description          of year      operations   reductions   of year
     ---------------------    ----------   ----------   ----------   -------

     Allowance for
       doubtful accounts:

               1998            $ 1,135      $   --        $    --    $ 1,135

               1997            $ 1,225      $   --        $    90    $ 1,135

               1996            $ 1,225      $   --        $    --    $ 1,225

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TMBR/SHARP DRILLING, INC.




     June 26, 1998                           By /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     June 26, 1998                               /s/ Thomas C. Brown
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     June 26, 1998                               /s/ Joe G. Roper
                                                Joe G. Roper, President and
                                                Director


     June 26, 1998                               /s/ Patricia R. Elledge
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     June 26, 1998                               /s/ David N. Fitzgerald
                                                David N. Fitzgerald, Director



     June 26, 1998                               /s/ Donald L. Evans
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

                    Executive Compensation Plans and Arrangements
                    (Exhibits 10.1 through and  including Exhibit
                    10.9 constitute executive compensation plans and arrangements of the Registrant)

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

     Exhibit 10.5 Incentive Stock Option Agreement dated December 4, 1992 between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 25,
                    1993)

     Exhibit 10.6 Incentive Stock Option Agreement dated December 4, 1992 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 25, 1993)

     Exhibit 10.7 Incentive Stock Option Agreement dated November 16, 1993 between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.10 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

     Exhibit 10.8   1994 Stock Option Plan.  (Incorporated by
                    reference  to  Exhibit 10.10  in Registrant's
                    Annual  Report on  Form 10-K  dated June  28,
                    1995)

     Exhibit 10.9   TMBR/Sharp Drilling, Inc. Employee Retirement
                    Plan.  (Incorporated  by reference to Exhibit
                    10.11  in Registrant's Annual  Report on Form
                    10-K dated June 28, 1995)

     Exhibit 10.10 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

     Exhibit 10.11  Bonus Agreement dated October 2, 1997, between
                    Joe    G.    Roper   and    the   Registrant.
                    (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.12  Bonus Agreement dated October 2, 1997, between
                    Thomas   C.   Brown   and   the   Registrant.
                    (Incorporated by reference to Exhibit 10.2 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.13  Bonus Agreement dated October 2, 1997, between
                    David  N.  Fitzgerald  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.3 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.14  Bonus Agreement dated October 2, 1997, between
                    Donald   L.   Evans   and   the   Registrant.
                    (Incorporated by reference to Exhibit 10.4 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.15  Bonus Agreement dated October 2, 1997, between
                    Patricia  R.  Elledge  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.5 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.16  Bonus Agreement dated October 2, 1997, between
                    Don   H.   Lawson    and   the    Registrant.
                    (Incorporated by reference to Exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.17  Bonus Agreement dated October 2, 1997, between
                    Jeffrey  D.  Phillips  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.7 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     *Exhibit 10.18 Loan Agreement dated May 26, 1998 between Norwest
                    Bank, Texas N. A. and the Registrant.

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

     Dallas, Texas,
       May 26, 1998

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


     Midland, Texas
       June 26, 1998