Form 10-Q
period 1998-06-30
TMBR SHARP DRILLING INC
filed 1998-08-13
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

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

                                                             Yes   X    No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.10 Par Value         Outstanding at August 7, 1998
                (Title of Class)                         4,710,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1998 and
                  March 31, 1998 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended June 30, 1998 and 1997 . . . . . . . . . . . . .   5

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   7

                Statements of Cash Flows, Three Months
                  Ended June 30, 1998 and 1997 . . . . . . . . . . . . .   8

                Notes to Financial Statements  . . . . . . . . . . . . .   9

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  12


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  14

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  15

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1998 (Unaudited) and March 31, 1998
                          (In thousands, except share data)



                                                   June 30,
                                                     1998            March 31,
       ASSETS                                     (Unaudited)          1998
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  3,591         $   1,623
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           June 30, and March 31, 1998                7,665             8,149
       Inventories                                      104                82
       Deposits                                         104                73
       Other                                            582               664
                                                    --------          --------
         Total current assets                        12,133            10,678
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            48,772            48,691
       Oil and gas properties, based on
         successful efforts accounting               16,155            15,452
       Other property and equipment                   3,786             3,786
                                                    --------          --------
                                                     68,713            67,929

     Less accumulated depreciation,
       depletion and amortization                   (54,847)          (54,132)
                                                    --------          --------

         Net property and equipment                  13,866            13,797
                                                    --------          --------

     Other assets                                       173               173
                                                    --------          --------
         Total assets                              $ 26,172          $ 24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1998 (Unaudited) and March 31, 1998
                          (In thousands, except share data)




                                                  June 30,
                                                    1998            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1998
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   4,224          $  2,622
       Accrued workers' compensation                    370               411
       Other                                            944             1,655
                                                    --------          --------
          Total current liabilities                   5,538             4,688
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued, 5,979,625 shares at
         June 30, and March 31, 1998                    598               598
       Additional paid-in capital                    69,429            69,429
       Accumulated deficit                          (49,243)          (49,917)
       Treasury stock-common, 1,268,739
         shares at June 30, and
         March 31, 1998, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 20,634            19,960
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  26,172         $  24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1998 and 1997 (Unaudited)
                          (In thousands, except share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     6,270       $     9,201
          Oil and gas                                   499               529
                                                 -----------       -----------
              Total revenues                          6,769             9,730
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           4,587             5,954
          Oil and gas production                        175               199
          Dry holes and abandonments                    196                10
          Depreciation, depletion and
            amortization                                720               828
          General and administrative                    449               433
                                                 -----------       -----------
              Total operating costs
                and expenses                          6,127             7,424
                                                 -----------       -----------
              Operating income                          642             2,306
                                                 -----------       -----------

       Other income:
          Interest                                       42                31
          Gain on sales of assets                         4                84
          Other, net                                     --                14
                                                 -----------       -----------
          Total other income, net                        46               129
                                                 -----------       -----------
       Net income before income
          tax provision                                 688             2,435
       Provision for income taxes                       (14)              (50)
                                                 -----------       -----------

       Net income                               $       674       $     2,385
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1998 and 1997 (Unaudited)
                          (In thousands, except share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------

     Net income per common share:

          Basic                                 $       .14        $       .53
          Diluted                                       .13                .47
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

          Basic                                   4,710,886          4,467,204
          Diluted                                 5,083,957          5,032,724
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                  Three Months Ended June 30, 1998 (Unaudited) and

                              Year Ended March 31, 1998

                                   (In thousands)


                                                                                   Treasury Stock
                                                                                   --------------
                                       Common Stock     Additional                  Common Stock        Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1998     5,980   $ 598     $ 69,429      $(49,917)     1,270  $(150)      $19,960

                 Net income              --      --           --           674         --     --           674
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   June 30,
                     1998             5,980   $ 598     $ 69,429      $(49,243)     1,270  $(150)      $20,634
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
             For the three months ended June 30, 1998 and 1997 (Unaudited)
                                    (In thousands)


                                                   Three months ended June 30,
                                                  ------------------------------
                                                    1998                 1997
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                  $    674             $  2,385
      Adjustments to reconcile net income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                               720                  828
           Dry holes and abandonments                  196                   10
           Gain on sales of assets                      (4)                 (84)
           Changes in assets and liabilities:
            Trade receivables                          484               (1,106)
            Deposits                                   (31)                  --
            Inventories and other assets                60                   29
            Trade payables                           1,602                  749
            Accrued interest and other liabilities    (752)                (332)
                                                   --------             --------
             Total adjustments                       2,275                   94
                                                   --------             --------
             Net cash provided by
              operating activities                   2,949                2,479

    Cash flows from investing activities:
      Additions to property and equipment           (1,033)              (1,519)
      Proceeds from sales of property and
        equipment                                       52                  171
                                                   --------             --------
             Net cash required by
              investing activities                    (981)              (1,348)

    Cash flows from financing activities:
      Issuance of common stock                          --                   90
                                                   --------             --------
             Net cash provided by
              financing activities                      --                   90
                                                   --------             --------
             Net increase in
              cash and cash equivalents              1,968                1,221

    Cash and cash equivalents at beginning
      of period                                      1,623                1,048
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 3,591              $ 2,269
                                                   ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1998 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 1998 and March 31, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 1998 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest Bank Texas, N. A.. The amended and restated loan agreement provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the renewed and extended line of credit bear interest at the Norwest Bank base rate and the interest is payable monthly. The renewed and extended loan agreement matures on May 26, 2000.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August of 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at June 30, 1998. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

          On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. Options to purchase 337,500 shares of common stock are exercisable and outstanding under the Plan at June 30, 1998.

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


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 1998. Actual results could differ materially from those forward-looking statements.

     Results of Operations

          Total revenues were $6,769,000 for the three months ended June 30, 1998 which represents a 30% decrease over the same period in 1997. Operating expenses as percent of revenues were 91% for the three months ended June 30, 1998 versus 76% for the same period of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 48% for the three months ended June 30, 1998 compared to 81% in the same period in 1997.

          Oil and gas revenues decreased by approximately 6% due to a decrease in the price received for crude oil. In fiscal 1998, the Company sold a group of fourteen wells in Ector County, Texas. These wells had high lifting costs on an equivalent barrel of oil ("EBO") basis. As a result of this sale, oil and gas production expenses for the quarter ended June 30,

     1998 decreased by approximately 12% when compared to the same quarter in the prior year.

          In fiscal 1998, the Company recognized a non-cash charge of approximately $3.1 million due to a writedown of the carrying value of its oil and gas properties. As a result of this writedown, depreciation, depletion and amortization expense decreased by approximately 13% when compared to the same quarter of the prior year.

          Net working capital was $6.6 million at June 30, 1998 compared to $6.0
     million  at  March 31,  1998.    The increase  in  working  capital can  be
     attributed to an increase in cash and cash equivalents.

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

          On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities with its bank lender. The amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Norwest Bank base rate and accrued interest is payable monthly. The loan facility matures on May 26, 2000. At June 30, 1998, no amounts were outstanding under the loan facility.

          The Company anticipates that funds for its capital expenditures in fiscal 1999 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

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

          In  recent years,  oil and  gas prices  have been  extremely volatile.
     Prices are affected by market supply and demand factors as well as by actions of state and local agencies, the U. S. and foreign governments and international cartels. The Company has no way of accurately predicting the supply of and demand for oil and gas, domestic or international political events or the effects of any such factors on the prices received by the Company for its oil and gas.

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


     PART TWO - OTHER INFORMATION

     Item 1.  Legal Proceedings

          The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     August 13, 1998                  By:  /s/  Patricia R. Elledge
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