Form 10-Q
period 1998-09-30
TMBR SHARP DRILLING INC
filed 1998-11-12
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

          Common Stock, $.10 Par Value         Outstanding at November 3, 1998
                (Title of Class)                         4,710,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, September 30, 1998 and
                  March 31, 1998 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended September 30, 1998 and 1997 . .  . . . . . . . .   5

                Statements of Operations, Six Months
                  Ended September 30, 1998 and 1997  . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Six Months
                  Ended September 30, 1998 and 1997 . .  . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  16


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  18

       Item 4.  Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . . .  19

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1998 (Unaudited) and March 31, 1998
                        (In thousands, except per share data)



                                                 September 30,
                                                     1998            March 31,
       ASSETS                                     (Unaudited)          1998
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  2,662         $   1,623
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           September 30, and March 31, 1998           6,186             8,149
       Inventories                                      123                82
       Deposits                                         104                73
       Other                                            572               664
                                                    --------          --------
         Total current assets                         9,734            10,678
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            48,858            48,691
       Oil and gas properties, based on
         successful efforts accounting               16,840            15,452
       Other property and equipment                   3,750             3,786
                                                    --------          --------
                                                     69,448            67,929

     Less accumulated depreciation,
       depletion and amortization                   (55,496)          (54,132)
                                                    --------          --------

         Net property and equipment                  13,952            13,797
                                                    --------          --------

     Other assets                                       174               173
                                                    --------          --------
         Total assets                              $ 23,860          $ 24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1998 (Unaudited) and March 31, 1998
                        (In thousands, except per share data)


                                                September 30,
                                                    1998            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1998
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   2,541          $  2,622
       Accrued workers' compensation                    239               411
       Other                                            869             1,655
                                                    --------          --------
          Total current liabilities                   3,649             4,688
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued 5,979,625 shares at
         September 30, and  March 31, 1998              598               598
       Additional paid-in capital                    69,429            69,429
       Accumulated deficit                          (49,666)          (49,917)
       Treasury stock-common, 1,268,739
         shares at September 30, and
         March 31, 1998, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 20,211            19,960
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  23,860         $  24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     3,293       $     9,253
          Oil and gas                                   506               424
                                                 -----------       -----------
              Total revenues                          3,799             9,677
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           2,515             6,070
          Oil and gas production                        144               216
          Dry holes and abandonments                    392               124
          Depreciation, depletion and
            amortization                                685               882
          General and administrative                    562               512
                                                 -----------       -----------
              Total operating costs
                and expenses                          4,298             7,804
                                                 -----------       -----------
              Operating (loss) income                  (499)            1,873
                                                 -----------       -----------

       Other income:
          Interest                                       51                35
          Gain on sales of assets                        16                --
          Other, net                                     --               935
                                                 -----------       -----------
          Total other income                             67               970
                                                 -----------       -----------
       Net (loss) income before income
          tax benefit (provision)                      (432)            2,843
       Benefit (provision) for
          income taxes                                    9               (60)
                                                 -----------       -----------

       Net (loss) income                         $     (423)      $     2,783
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                  $       (.09)       $       .61
       Diluted                                        (.09)               .54
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,579,244
       Diluted                                    4,710,886         5,113,145
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
       Revenues:
          Contract drilling                      $    9,563       $    18,454
          Oil and gas                                 1,004               953
                                                 -----------       -----------
              Total revenues                         10,567            19,407
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           7,102            12,023
          Oil and gas production                        319               415
          Dry holes and abandonments                    587               134
          Depreciation, depletion and
            amortization                              1,405             1,711
          General and administrative                  1,011               945
                                                 -----------       -----------
              Total operating costs
                and expenses                         10,424            15,228
                                                 -----------       -----------
              Operating income                          143             4,179
                                                 -----------       -----------

       Other income:
          Interest                                       93                67
          Gain on sales of assets                        20                84
          Other, net                                     --               948
                                                 -----------       -----------
          Total other income                            113             1,099
                                                 -----------       -----------
       Net income before income
          tax provision                                 256             5,278
       Provision for income taxes                        (5)             (110)
                                                 -----------       -----------

       Net income                                 $     251       $     5,168
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------

     Net income per common share:

       Basic                                      $     .05       $      1.14
       Diluted                                          .05              1.02
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,523,826
       Diluted                                    5,311,259         5,050,339
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Six Months Ended September 30, 1998 (Unaudited) and

                         Year Ended March 31, 1998 (Audited)

                                   (In thousands)




                                       Common Stock     Additional                 Treasury Stock       Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1998     5,980   $ 598     $ 69,429      $(49,917)     1,270  $(150)      $19,960

                 Net income              --      --           --           251         --     --           251
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   September 30,
                     1998             5,980   $ 598     $ 69,429      $(49,666)     1,270  $(150)      $20,211
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the six months ended September 30, 1998 and 1997 (Unaudited)
                                    (In thousands)


                                                  Six months ended September 30,
                                                  ------------------------------
                                                    1998                 1997
                                                  ---------            ---------
    Cash flows from operating activities:
      Net income                                    $  251             $  5,168
      Adjustments to reconcile net income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                             1,405                1,711
           Dry holes and abandonments                  587                  134
           Gain on sales of assets                     (20)                 (84)
           Changes in assets and liabilities:
            Trade receivables                        1,963               (2,795)
            Deposits                                   (31)                 (32)
            Inventories and other assets                50                  (39)
            Trade payables                             (81)               2,314
            Accrued interest and other liabilities    (958)                (583)
                                                   --------             --------
             Total adjustments                       2,915                  626
                                                   --------             --------
             Net cash provided by
              operating activities                   3,166                5,794

    Cash flows from investing activities:
      Additions to property and equipment           (2,196)              (4,661)
      Proceeds from sales of property and
        equipment                                       69                  171
                                                   --------             --------
             Net cash required by
              investing activities                  (2,127)              (4,490)

    Cash flows from financing activities:
      Issuance of common stock                          --                  730
                                                   --------             --------
             Net cash provided by
              financing activities                      --                  730
                                                   --------             --------
             Net increase in cash
              and cash equivalents                   1,039                2,034

    Cash and cash equivalents at beginning
      of period                                      1,623                1,048
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 2,662              $ 3,082
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 1998 and March 31, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997, and the cash flows for the six month periods ended September 30, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 1998 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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


     (3)  Debt

          Line of Credit

          On January 16, 1996, the Company entered into a loan agreement with Norwest Bank Texas, N.A. ("Norwest") that provided for a $3,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bore interest at the Norwest Bank Minnesota, National Association base rate and the interest was payable monthly. The loan agreement had an extended maturity date of April 15, 1998, at which time, the outstanding principal and all of the accrued and unpaid interest were due and payable.

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

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5,000,000 or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At September 30, 1998, the borrowing base was $21,249,950. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at September 30, 1998. All amounts outstanding under the loan agreement mature on May 26, 2000.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at September 30, 1998. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

          1994 Stock Option Plan

          In July 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") which authorized the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1994 Plan provides that options may be granted to key employees (including officers and directors who are also key employees) for various terms at a price not less than the fair market value of the shares on the date of grant. The 1994 Plan was ratified and approved by the stockholders at the Company's annual meeting of stockholders held on August 30, 1994. In September 1998, options outstanding under the plan were amended to reduce the option price to $4.125 per share.

          On  September  3,  1996,   the  Company  granted  465,000  shares   of
     nonqualified stock options to key employees under the 1994 Plan. The following sets forth certain information concerning these nonqualified options.

                                          Number          Option Price
                                            of         -------------------
                                          Shares       Per Share     Total
                                          ------       -------------------

          Outstanding March 31, 1998     337,500       $ 7.75     $ 2,615,625

          Forfeited                       (5,000)      $ 7.75     $   (38,750)
          Reduction in option price          --        $(3.625)   $(1,205,312)
                                         -------         -----      ---------

          Outstanding September 30,
            1998                         332,500        $4.125     $1,371,563
                                         =======         =====      =========

          All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997.

          On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 1999, 140,000 shares will be earned and exercisable. The remaining 100,000 shares will become earned and exercisable over a three year period.

          1998 Stock Option Plan

          In September 1998, the Company adopted, subject to shareholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors from various terms at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted at $4.125 per share and are exercisable on the date on which the shareholders of the Company approve and adopt the 1998 Plan.

          In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expires on February 17, 2002.

     (6)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation.

     (7)  Contingencies

          The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

     (8)  Recently Issued Accounting Standards

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provision. This statement is not anticipated to have a material impact on the Company's financial disclosures.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 1998. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from those forward-looking statements.

     Results of Operations

          Total revenues were $3,799,000 and $10,567,000 for the three and six months ended September 30, 1998 which represents a 61% and 46% decrease from the same periods in 1997. Operating expenses as a percent of revenues were 113% and 99% for the three and six months ended September 30, 1998 versus 81% and 78% for the same periods of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 29% and 38% for the three and six months ended September 30, 1998 compared to 83% and 82% in the same periods in 1997.

          Oil and gas revenues increased by approximately 19% for the three months ended September 30, 1998 and increased by approximately 5% for the six months ended September 30, 1998. In fiscal 1998, the Company sold a group of fourteen wells in Ector County, Texas. These wells had high lifting costs on an equivalent barrel of oil ("EBO") basis. As a result of this sale, oil and gas production expenses for the three and six months ended September 30, 1998 decreased by 33% and 23%, respectively, when compared to the same periods in the prior year.

          In fiscal 1998, the Company recognized a non-cash charge of approximately $3.1 million due to a writedown of the carrying value of its oil and gas properties. As a result of this writedown, depreciation, depletion and amortization expense decreased by approximately 22% and 18% respectively when compared to the three and six months ended September 30, 1997.

          In September 1997, the Company recognized approximately $659,000 as miscellaneous income relating to the settlement of a lawsuit. In addition, the Company recorded approximately $236,000 of miscellaneous income from the sale of junk drill bits in the same quarter.

          Net working capital was $6.1 million at September 30, 1998 compared to $6.0 million at March 31, 1998.

     Liquidity and Capital Resources

          In January 1996, the Company entered into a loan agreement with Norwest providing for a revolving credit facility (the "Credit Facility") originally maturing on January 15, 1998. The aggregate principal amount of the Company's borrowings outstanding at any one time under the revolving facility was limited to the lesser of $3.0 million or one-third of the borrowing base amount then in effect. The borrowing base amount was redetermined by Norwest monthly. The Credit Facility was established to finance the Company's purchases of drill pipe and oil and gas exploration activities. Interest only was payable monthly and the entire principal amount was due and payable on January 15, 1998, which was extended to April 15, 1998. The Credit Facility bore interest at Norwest's base rate and was secured by substantially all of the Company's accounts receivable, drilling rigs and related equipment.

          In August 1996, the Company entered into a second loan agreement with Norwest. This second loan agreement provided for a $2.0 million revolving line of credit (the "Line of Credit") secured by substantially all of the Company's producing oil and gas properties. The Line of Credit was established to finance the Company's oil and gas exploration activities and for general corporate purposes. The Line of Credit bore interest at Norwest's base rate, with interest only to be paid monthly. The original maturity date of February 15, 1998, was extended to April 15, 1998. At that time the principal amount then outstanding was due and payable, plus any accrued and unpaid interest.

          On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5.0 million or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At September 30, 1998, the borrowing base was $21.2 million. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at September 30, 1998. All amounts outstanding under the loan facility mature on May 26, 2000.

          The Company anticipates that funds for its capital expenditures in fiscal 1999 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

     Trends and Prices

          Although the Company achieved record growth, profitability and rig utilization in fiscal 1998, the contract drilling industry is currently experiencing decreased demand and declining prices for contract drilling services due to the declines in oil and gas prices. The Company has and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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


     Year 2000 Issues

          The Company has reviewed the effect of the year 2000 issues relating to its information systems. At September 30, 1998, the Company had completed updating and testing its information systems for year 2000 compliance and has determined that the year 2000 issues directly related to its information systems will not have a material impact on its business, operations nor its financial position. The cost of planning, implementing and testing the Company's information systems was minimal and immaterial to its operations as a whole.

           The Company believes that its greatest risk for year 2000 issues that may adversely effect the Company's operations is in the area of third party computer systems that are not year 2000 compliant and which, as a result, may cause interruptions in the Company's normal business operations. The Company does not currently have any information concerning the year 2000 compliance status of its vendors, customers and local, state, federal and other U.S. government entities. In the event that any of the Company's significant vendors, customers and local, state, federal and other U.S.
     government entities do not successfully and timely achieve year 2000 compliance, the Company's business, operations or financial position could be adversely affected. With respect to the uncertainty of the impact on the Company of third party vendors, suppliers and customers not being year 2000 compliant, the Company intends to send inquiries to third parties having significant relationships with the Company. Depending upon the responses to the inquiries and the outcome of the Company's assessment of such third parties' state of readiness for the year 2000, the Company will then address remediation alternatives. The Board of Directors has formed a committee to assist the Company in its year 2000 efforts.


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

          The Company's annual meeting of stockholders was held on August 28, 1998. At the meeting, the following persons were elected to serve as Directors of the Company until the 1999 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) David N. Fitzgerald and (4) Joe
     G. Roper.

          Set forth below is a tabulation of votes with respect to each nominee for Director:

                                                Votes       Votes
                                                Cast        Cast       Votes                         Broker
                      Name                      For         Against    Withheld     Abstentions      Non-Votes
                      ----                      -----       -------    --------     -----------      ---------
                      Thomas C. Brown         4,156,633     18,171        --            --              --
                      Donald L. Evans         4,156,659     18,145        --            --              --
                      David N. Fitzgerald     4,156,659     18,145        --            --              --
                      Joe G. Roper            4,156,659     18,145        --            --              --

          No other matters were voted upon at the annual meeting.


     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:
               10.1 - 1998 Stock Option Plan
               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     November 12, 1998                By:  /s/  Patricia R. Elledge
     -----------------                     -------------------------
          Date                                  Patricia R. Elledge
                                                Controller/Treasurer

                                           (Ms. Elledge is the Chief Financial
                                           Officer and has been duly authorized
                                           to sign on behalf of the Registrant)

                                    Exhibit Index





     Exhibit
     Number              Description
     -------             -----------

       10.1         1998 Stock Option Plan
       27           Financial Data Schedule

                              TMBR/SHARP DRILLING, INC.

                                1998 STOCK OPTION PLAN


                                I. Purpose of the Plan

          The TMBR/Sharp Drilling, Inc. 1998 Stock Option Plan (the "Plan") is intended to provide a means whereby certain key employees (including officers and directors who are also key employees) and directors who are not employees ("Nonemployee Directors"), of TMBR/Sharp Drilling, Inc., a Texas corporation (the "Company"), and its subsidiaries may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its shareholders. Accordingly, the Plan provides for granting certain key employees and Nonemployee Directors (in each case, "Optionee") the option ("Option") to purchase shares of the common stock of the Company ("Stock"), as hereinafter set forth. Options granted under the Plan to key employees may be either incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not constitute Incentive Stock Options. Options granted under the Plan to Nonemployee Directors will be options which do not constitute Incentive Stock Options.


                                 II.  Administration

          The Plan shall be administered by the Board of Directors of the Company (the "Board") or by a committee (the "Committee") of two or more directors of the Company appointed by the Board. If a Committee is not appointed by the Board, the Board shall act as and be deemed to be the Committee for all purposes of the Plan. The Committee shall have sole authority (within the limitations described herein) to select the key employees and Nonemployee Directors who are to be granted Options from among those eligible hereunder and to establish the number of shares which may be issued to key employees and Nonemployee Directors under each Option and to prescribe the form of the agreement embodying awards of Options. The Committee is authorized to interpret the Plan and may from time to time adopt such rules and regulations, consistent with the provisions of the Plan, as it may deem advisable to carry out the Plan. All decisions made by the Committee in selecting the key employees and Nonemployee Directors to whom Options shall be granted, in establishing the number of shares which may be issued to key employees and Nonemployee Directors under each Option and in construing the provisions of the Plan shall be final. No member of the Board shall be liable for anything done or omitted to be done by such member or by any other member of the Board in connection with the Plan, except for such member s own willful misconduct.

                    III.  Option Agreements; Terms and Conditions

          Each Option granted under the Plan shall be evidenced by a written stock option agreement and shall contain such terms and conditions, and may be exercisable for such periods, as the Committee shall prescribe from time to time in accordance with this Plan, and shall comply with the following terms and conditions:

          (a) The Option exercise price shall be the fair market value of the Stock subject to the Option on the date the Option is granted. For all purposes under the Plan, the fair market of a share of Stock on a particular date shall be equal to the average of the high and low sales prices of the Stock on the date of grant as reported on the Nasdaq National Market tier of The Nasdaq Stock Market ("NMS"), or on the stock exchange composite tape if the Stock is traded on a national stock exchange on that date, or if no prices are reported on that date, on the last preceding date on which such prices of the Stock are so reported. If the Stock is not traded on the NMS or other stock exchange on that date, but is otherwise traded over the counter at the time a determination of its fair market value is required to be made hereunder, its fair market value shall be deemed to be equal to the average between the reported high and low or closing bid and asked prices of the Stock on the most recent date on which the Stock was publicly traded. If the Stock is not publicly traded at the time a determination of its value is required to be made hereunder, the determination of its fair market value shall be made by the Committee in such manner as it deems appropriate.

          (b) Each Option and all rights granted thereunder shall not be transferable otherwise than by will or the laws of descent and distribution, and may be exercised only by the Optionee during the Optionee s lifetime and while the Optionee remains employed by the Company or as a director of the Company, as the case may be, except that: (i) if the Optionee ceases to be an employee or director of the Company, as the case may be, because of disability, the Option may be exercised in full by the Optionee (or the Optionee s estate or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Optionee) at any time during the period of one year following such termination; (ii) if the Optionee dies while he is an employee or director of the Company, as the case may be, the Optionee s estate, or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Optionee, may exercise the Option in full at any time during the period of one year following the date of the Optionee s death; and (iii) if the Optionee ceases to be an employee or director of the Company for any reason other than as described in clause (i) or (ii) above, unless the Optionee is removed for cause, the Option may be exercised by the Optionee at any time during the period of three months following the date the Optionee ceases to be an employee or director of the Company, as the case may be, or by the Optionee s estate (or the person who acquires the Option by will or the laws of descent and distribution or otherwise by reason of the death of the Optionee) during a period of one year following the Optionee s death if the Optionee dies during such three-month period, but in each case only as to the number of shares the Optionee was entitled to purchase hereunder upon exercise of the Option as of the date the Optionee ceases to be an employee or director of the Company, as the case may be.

          (c) The Option shall not be exercisable in any event after the expiration of ten years from the date of grant.

          (d) The purchase price of shares as to which the Option is exercised shall be paid in full at the time of exercise (a) in cash, (b) by delivering to the Company shares of Stock having a fair market value on the date of delivery equal to the purchase price, or (c) any combination of cash or Stock, as shall be established by the Committee. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to the Optionee, the Optionee (or the person permitted to exercise the Option in the event of the Optionee s death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of the Option.

          (e)  The  terms   and  conditions  of  the   respective  stock  option
     agreements need not be identical.


                             IV.  Eligibility of Optionee

          (a) Subject to the provisions of paragraph (b) below, Options may be granted to individuals who are key employees (including officers and directors who are also key employees) and Nonemployee Directors of the Company or any parent or subsidiary corporation (as defined in Section 424 of the Code) of the Company at the time the Option is granted. Options may be granted to the same Optionee on more than one occasion.

          (b) No Incentive Stock Option shall be granted to an individual if, at the time the Option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, within the meaning of Section 422(b)(6) of the Code, unless (i) at the time such Option is granted the option price is at least 110% of the fair market value of the Stock subject to the Option and (ii) such Option by its terms is not exercisable after the expiration of five years from the date of grant. To the extent that the aggregate fair market value (determined at the time the respective Incentive Stock Option is granted) of stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year under all incentive stock option plans of the Company and its parent and subsidiary corporations exceeds $100,000, such Incentive Stock Options shall be treated as options which do not constitute Incentive Stock Options. The Committee shall determine, in accordance with applicable provisions of the Code, Treasury Regulations and other administrative pronouncements, which of an employee Optionee's Incentive Stock Options will not constitute Incentive Stock Options because of such limitation and shall notify the employee Optionee of such determination as soon as practicable after such determination.

                            V.  Shares Subject to the Plan

          The aggregate number of shares which may be issued under Options granted under the Plan shall not exceed 750,000 shares of Stock. Such shares may consist of authorized but unissued shares of Stock or previously issued shares of Stock reacquired by the Company. Any of such shares which remain unissued and which are not subject to outstanding Options at the termination of the Plan shall cease to be subject to the Plan, but, until termination of the Plan, the Company shall at all times make available a sufficient number of shares to meet the requirements of the Plan. Should any Option hereunder expire or terminate prior to its exercise in full, the shares theretofore subject to such Option may again be subject to an Option granted under the Plan. The aggregate number of shares which may be issued under the Plan shall be subject to adjustment in the same manner as provided in Article VII hereof with respect to shares of Stock subject to Options then outstanding. Exercise of an Option in any manner shall result in a decrease in the number of shares of Stock which may thereafter be available, both for purposes of the Plan and for sale to any one individual, by the number of shares as to which the Option is exercised. Separate stock certificates shall be issued by the Company for those shares acquired pursuant to the exercise of an Incentive Stock Option and for those shares acquired pursuant to the exercise of any Option which does not constitute an Incentive Stock Option.


                       VI.  Options Exchanged for Prior Options

          An Option may granted in exchange for an individual's right and option to purchase shares of Stock pursuant to the terms of an agreement that existed prior to the date such Option is granted ("Prior Option"). An Option agreement that grants an Option in exchange for a Prior Option shall provide for the surrender and cancellation of the Prior Option. The purchase price of Stock issued under an Option granted in exchange for a Prior Option shall be determined by the Committee and, such purchase price may, without limitation, be equal to the price for which the Optionee could have purchased Stock under the Prior Option.

                                  VII.  Term of Plan

          (a) The Plan shall be effective upon the date of its approval and adoption by the Board, but no Option granted under the Plan shall become exercisable, and no shares of Stock shall be issued, unless and until the Plan shall have been approved by the Company's shareholders. If such shareholder approval is not obtained within twelve months after the date of the Board's adoption of the Plan, then all Options previously granted under the Plan shall terminate and no further Options shall be granted. Subject to such limitation, the Committee may grant Options under the Plan at any time after the effective date and before the date fixed herein for termination of the Plan.

          (b) Except with respect to Options then outstanding, if not sooner terminated under the provisions of Subparagraph (a) above or Article IX, the Plan shall terminate upon and no further Options shall be granted after the expiration of ten years from the date of its adoption by the Board.


                      VIII.  Recapitalization or Reorganization

          (a) The existence of the Plan and the Options granted hereunder shall not affect in any way the right or power of the Board or the shareholders of the Company to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's capital structure or its business, any merger or consolidation of the Company, any issue of debt or equity securities ahead of or affecting the Stock or the rights thereof, the dissolution or liquidation of the Company or any sale, lease, exchange or other disposition of all or any part of its assets or business or any other corporate act or proceeding.

          (b) The shares with respect to which Options may be granted are shares of Stock as presently constituted, but if, and whenever, prior to the expiration of an Option theretofore granted, the Company shall effect a subdivision or consolidation of shares of Stock or the payment of a stock dividend on Stock without receipt of consideration by the Company, the number of shares of Stock with respect to which such Option may thereafter be exercised (i) in the event of an increase in the number of outstanding shares shall be proportionately increased, and the purchase price per share shall be proportionately reduced, and (ii) in the event of a reduction in the number of outstanding shares shall be proportionately reduced, and the purchase price per share shall be proportionately increased.

          (c) If the Company recapitalizes or otherwise changes its capital structure, thereafter upon any exercise of an Option theretofore granted the Optionee shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock and securities to which the Optionee would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the Optionee had been the holder of record of the number of shares of Stock as to which such Option is then exercisable. If (i) the Company shall not be the surviving entity in any merger or consolidation (or survives only as a subsidiary of an entity other than a previously wholly-owned subsidiary of the Company), (ii) the Company sells, leases or exchanges or agrees to sell, lease or exchange all or substantially all of its assets to any other person or entity (other than a wholly-owned subsidiary of the Company),
     (iii) the Company is to be dissolved and liquidated, (iv) any person or entity, including a "group" as contemplated by Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, acquires or gains ownership or control (including, without limitation, power to vote) of more than 50% of the outstanding shares of Stock, or (v) as a result of or in connection with a contested election of directors, the persons who were directors of the Company before such election shall cease to constitute a majority of the Board (each such event, a "Corporate Change"), then effective as of a date selected by the Committee, the Committee acting in its sole discretion without the consent or approval of any Optionee, shall effect one or more of the following alternatives with respect to the then outstanding Options held by Optionees, which may vary among individual Optionees: (1) accelerate the time at which such Options may be exercised so that such Options may be exercised in full on or before a specified date (before or after such Corporate Change) fixed by the Committee, after which specified date all unexercised Options and all rights of Optionees thereunder shall terminate, (2) require the mandatory surrender to the Company by selected Optionees of some or all of such Options (irrespective of whether such Options are then exercisable under the provisions of the Plan) as of a date, before or after such Corporate Change, specified by the Committee, in which event the Committee shall thereupon cancel such Options and pay to each Optionee an amount of cash per share equal to the excess of the amount calculated in Subparagraph (d) below (the "Change of Control Value") of the shares subject to such Option over the exercise price(s) under such Options for such shares, (3) make such adjustments to such Options as the Committee deems appropriate to reflect such Corporate Change, (4) make no adjustments to such Options as the Committee may determine in its sole discretion or
     (5) provide that thereafter upon any exercise of an Option theretofore granted the Optionee shall be entitled to purchase under such Option, in lieu of the number of shares of Stock as to which such Option shall then be exercisable, the number and class of shares of stock or other securities or property to which the Optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets and dissolution, the Optionee had been the holder of record of the number of shares of Stock as to which such Option is then exercisable.

          (d) For the purposes of clause (2) in paragraph (c) above, the "Change of Control Value" shall equal the amount determined in clause (i),
     (ii) or (iii), whichever is applicable, as follows: (i) the per share price offered to shareholders of the Company in any such merger, consolidation, sale of assets or dissolution transaction, (ii) the price per share offered to shareholders of the Company in any tender offer or exchange offer whereby a Corporate Change takes place, or (iii) if such Corporate Change occurs other than pursuant to a tender or exchange offer, the fair market value per share of the shares into which such Options being surrendered are exercisable, as determined by the Committee as of the date determined by the Committee to be the date of cancellation and surrender of such Options. In the event that the consideration offered to shareholders of the Company in any transaction described in this Subparagraph (d) or Subparagraph (c) above consists of anything other than cash, the Committee shall determine the fair cash equivalent of the portion of the consideration offered which is other than cash.

          (e) Any adjustment provided for in Subparagraphs (b) or (c) above shall be subject to any required shareholder action.

          (f) Except as hereinbefore expressly provided, the issuance by the Company of shares of stock of any class or securities convertible into shares of stock of any class, for cash, property, labor or services, upon direct sale, upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into such shares or other securities, and in any case whether or not for fair value, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock subject to Options theretofore granted or the purchase price per share.




                      IX.  Amendment or Termination of the Plan

          The Board in its discretion may terminate the Plan at any time with respect to any shares for which Options have not theretofore been granted. The Board shall have the right to alter or amend the Plan or any part thereof from time to time, provided, that no change in any Option theretofore granted may be made which would impair the rights of the Optionee without the consent of such Optionee.


                             X.  Miscellaneous Provisions

          (a) Neither the Plan nor any action taken hereunder shall be construed as giving any key employee or Nonemployee Director any right to be retained in the service of the Company or the right to have an Option granted to such person.

          (b) An Optionee's rights and interest under the Plan may not be assigned or transferred in whole or in part either directly or by operation of law or otherwise (except in the event of an Optionee s death or disability, by will or the laws of descent and distribution, all as provided in Article III), including, but not by way of limitation, execution, levy, garnishment, attachment, pledge, bankruptcy, or in any other manner, and no such right or interest of any participant in the Plan shall be subject to any obligation or liability of such participant.

          (c) No shares of Stock shall be issued hereunder unless counsel for the Company shall be satisfied that such issuance will be in compliance with applicable Federal, state, and other securities laws and regulations.

          (d) It shall be a condition to the obligation of the Company to issue shares of Stock upon exercise of an Option, that the Optionee (or any beneficiary or person entitled to act under or through Optionee as provided herein) pay to the Company, upon its demand, such amount as may be requested by the Company for the purpose of satisfying any liability to withhold Federal, state, local, or foreign income or other taxes. If the amount requested is not paid, the Company may refuse to issue shares of Stock.

          (e) By accepting any Option under the Plan, each Optionee and each person claiming under or through such person shall be conclusively deemed to have indicated his or her acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board or the Committee.