Form 10-Q
period 1998-12-31
TMBR SHARP DRILLING INC
filed 1999-02-12
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1998

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

          Common Stock, $.10 Par Value         Outstanding at February 10, 1999
                (Title of Class)                         4,710,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, December 31, 1998 and
                  March 31, 1998 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended December 31, 1998 and 1997 . . . . . . . . . . .   5

                Statements of Operations, Nine Months
                  Ended December 31, 1998 and 1997 . . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Nine Months
                  Ended December 31, 1998 and 1997 . . . . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  16


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  18

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1998 (Unaudited) and March 31, 1998
                        (In thousands, except per share data)



                                                  December 31,
                                                     1998            March 31,
       ASSETS                                     (Unaudited)          1998
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $  1,056         $   1,623
       Marketable securities                             87                87
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,135 at both
           December 31, and March 31, 1998            4,937             8,149
       Inventories                                      119                82
       Deposits                                         104                73
       Other                                            595               664
                                                    --------          --------
         Total current assets                         6,898            10,678
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            48,919            48,691
       Oil and gas properties, based on
         successful efforts accounting               18,027            15,452
       Other property and equipment                   3,733             3,786
                                                    --------          --------
                                                     70,679            67,929

     Less accumulated depreciation,
       depletion and amortization                   (56,015)          (54,132)
                                                    --------          --------

         Net property and equipment                  14,664            13,797
                                                    --------          --------

     Other assets                                       174               173
                                                    --------          --------
         Total assets                              $ 21,736          $ 24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                   December 31, 1998 (Unaudited) and March 31, 1998
                        (In thousands, except per share data)


                                                 December 31,
                                                    1998            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1998
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   1,662          $  2,622
       Accrued workers' compensation                     53               411
       Other                                            629             1,655
                                                    --------          --------
          Total current liabilities                   2,344             4,688
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued 5,979,625 shares at
         December 31, and March 31, 1998                598               598
       Additional paid-in capital                    69,429            69,429
       Accumulated deficit                          (50,485)          (49,917)
       Treasury stock-common, 1,268,739
         shares at December 31, and
         March 31, 1998, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 19,392            19,960
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  21,736         $  24,648
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     1,821       $     8,914
          Oil and gas                                   393               566
                                                 -----------       -----------
              Total revenues                          2,214             9,480
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           1,700             5,907
          Oil and gas production                        227               274
          Dry holes and abandonments                    186               282
          Depreciation, depletion and
            amortization                                531             1,033
          General and administrative                    457               482
                                                 -----------       -----------
              Total operating costs
                and expenses                          3,101             7,978
                                                 -----------       -----------
              Operating (loss) income                  (887)            1,502
                                                 -----------       -----------

       Other income:
          Interest                                       36                43
          Gain on sales of assets                        11                95
          Other, net                                     15                39
                                                 -----------       -----------
          Total other income                             62               177
                                                 -----------       -----------
       Net (loss) income before income
          tax benefit (provision)                      (825)            1,679
       Benefit (provision) for
          income taxes                                    5               (30)
                                                 -----------       -----------

       Net (loss) income                         $     (820)      $     1,649
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended December 31, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                  $       (.17)       $       .35
       Diluted                                        (.17)               .32
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,704,065
       Diluted                                    4,710,886         5,229,999
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
       Revenues:
          Contract drilling                      $   11,384       $    27,368
          Oil and gas                                 1,397             1,519
                                                 -----------       -----------
              Total revenues                         12,781            28,887
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           8,802            17,930
          Oil and gas production                        546               689
          Dry holes and abandonments                    773               415
          Depreciation, depletion and
            amortization                              1,936             2,744
          General and administrative                  1,468             1,428
                                                 -----------       -----------
              Total operating costs
                and expenses                         13,525            23,206
                                                 -----------       -----------
              Operating (loss) income                  (744)            5,681
                                                 -----------       -----------

       Other income:
          Interest                                      130               110
          Gain on sales of assets                        31               179
          Other, net                                     15               987
                                                 -----------       -----------
          Total other income                            176             1,276
                                                 -----------       -----------
       Net (loss) income before income
          tax provision                                (568)            6,957
       Provision for income taxes                        --              (140)
                                                 -----------       -----------

       Net (loss) income                          $    (568)      $     6,817
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Nine months ended December 31, 1998 and 1997 (Unaudited)
                        (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                      $    (.12)      $      1.49
       Diluted                                         (.12)             1.35
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,584,125
       Diluted                                    4,710,886         5,042,417
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Nine Months Ended December 31, 1998 (Unaudited) and

                         Year Ended March 31, 1998 (Audited)

                                   (In thousands)




                                       Common Stock     Additional                 Treasury Stock       Total
                                      --------------     Paid-In     Accumulated   --------------    Stockholders'
                                      Shares  Amount     Capital       Deficit     Shares  Amount       Equity
                                      ------  ------     -------     -----------   ------  ------    ------------
                 Balance,
                   March 31, 1998     5,980   $ 598     $ 69,429      $(49,917)     1,270  $(150)      $19,960

                 Net loss                --      --           --          (568)        --     --          (568)
                                      -----    -----     --------      --------    -------  -----       -------

                 Balance,
                   December 31,
                     1998             5,980   $ 598     $ 69,429      $(50,485)     1,270  $(150)      $19,392
                                      =====    =====     ========      ========    =======  =====       =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                    (In thousands)


                                                  Nine months ended December 31,
                                                  ------------------------------
                                                    1998                 1997
                                                  ---------            ---------
    Cash flows from operating activities:
      Net (loss) income                             $ (568)            $  6,817
      Adjustments to reconcile net (loss) income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                             1,936                2,744
           Dry holes and abandonments                  773                  415
           Gain on sales of assets                     (31)                (179)
           Changes in assets and liabilities:
            Trade receivables                        3,212               (3,515)
            Deposits                                   (31)                 (31)
            Inventories and other assets                31                  350
            Trade payables                            (960)               1,701
            Accrued interest and other liabilities  (1,384)              (1,116)
                                                   --------             --------
             Total adjustments                       3,546                  369
                                                   --------             --------
             Net cash provided by
              operating activities                   2,978                7,186

    Cash flows from investing activities:
      Additions to property and equipment           (3,687)              (7,826)
      Proceeds from sales of property and
        equipment                                      142                  262
                                                   --------             --------
             Net cash required by
              investing activities                  (3,545)              (7,564)

    Cash flows from financing activities:
      Issuance of common stock                          --                1,027
                                                   --------             --------
             Net cash provided by
              financing activities                      --                1,027
                                                   --------             --------
             Net (decrease) increase in
              cash and cash equivalents               (567)                 649

    Cash and cash equivalents at beginning
      of period                                      1,623                1,048
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $ 1,056              $ 1,697
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 1998 and March 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and the cash flows for the nine month periods ended December 31, 1998 and 1997.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 1998 was not materially different from the historical cost, and therefore, no unrealized gains or losses have been recorded.

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

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5,000,000 or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At December 31, 1998, the borrowing base was $19,253,695. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at December 31, 1998. All amounts outstanding under the loan agreement mature on May 26, 2000.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently outstanding under the Plan. All of these options are earned and exercisable at December 31, 1998. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

          Outstanding December 31,
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

     Results of Operations

          Total revenues were $2,214,000 and $12,781,000 for the three and nine months ended December 31, 1998 which represents a 77% and 56% decrease from the same periods in 1997. Operating expenses as a percent of revenues were 140% and 106% for the three and nine months ended December 31, 1998 versus 84% and 80% for the same periods of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 17% and 31% for the three and nine months ended December 31, 1998 compared to 81% and 79% in the same periods in 1997.

          Oil and gas revenues decreased by approximately 31% and 8% for the three and nine months ended December 31, 1998, respectively. In fiscal 1998, the Company sold a group of fourteen wells in Ector County, Texas. These wells had high lifting costs on an equivalent barrel of oil ("EBO") basis. As a result of this sale, oil and gas production expenses for the three and nine months ended December 31, 1998 decreased by 17% and 21%, respectively, when compared to the same periods in the prior year.

          In fiscal 1998, the Company recognized a non-cash charge of approximately $3.1 million due to a writedown of the carrying value of its oil and gas properties. As a result of this writedown, depreciation, depletion and amortization expense decreased by approximately 49% and 29% respectively when compared to the three and nine months ended December 31, 1997.

          In September 1997, the Company recognized approximately $659,000 as miscellaneous income relating to the settlement of a lawsuit. In addition, the Company recorded approximately $236,000 of miscellaneous income from the sale of junk drill bits in the same quarter.

          Net working capital was $4.6 million at December 31, 1998 compared to $6.0 million at March 31, 1998.

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

          On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5.0 million or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At December 31, 1998, the borrowing base was $19.3 million. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at December 31, 1998. All amounts outstanding under the loan facility mature on May 26, 2000.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:
               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     February 12, 1999                By:  /s/  Patricia R. Elledge
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