Form 10-K405
period 1999-03-31
TMBR SHARP DRILLING INC
filed 1999-06-29
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K

       (X)         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                    (Fee Required)

                   For the fiscal year ended March 31, 1999
                                          or
       ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                     Yes  X      No

          Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          The aggregate market value of voting stock held by nonaffiliates of the registrant at June 15, 1999 was approximately $20,598,527.

          At June 14, 1999, there were 4,710,886 shares of the Registrant's Common Stock outstanding.

          The information required by Items 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held in August, 1999.

                              TMBR/SHARP DRILLING, INC.

                                      FORM 10-K

                                  TABLE OF CONTENTS



     Part I                                                            Page

          Item  1.  Business . . . . . . . . . . . . . . . . . . . .      3
          Item  2.  Properties . . . . . . . . . . . . . . . . . . .     16
          Item  3.  Legal Proceedings  . . . . . . . . . . . . . . .     17
          Item  4.  Submission of Matters to a Vote of
                      Security Holders . . . . . . . . . . . . . . .     18

     Part II

          Item  5.  Market for Registrant's Common Equity
                      and Related Stockholder Matters  . . . . . .       18
          Item  6.  Selected Financial Data  . . . . . . . . . . . .     20
          Item  7.  Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations  . . . . . . . . . . . . . . . .     21
          Item  7A. Quantitative and Qualitative Disclosure
                      About Market Risk  . . . . . . . . . . . . . .     28
          Item  8.  Financial Statements and Supplementary Data  . .     28
          Item  9.  Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . .     53

     Part III

          Item 10.  Directors and Executive Officers
                      of the Registrant  . . . . . . . . . . . . . .     53
          Item 11.  Executive Compensation . . . . . . . . . . . . .     54
          Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management  . . . . . . . . . . . .     54
          Item 13.  Certain Relationships and Related Transactions .     54

     Part IV and signatures

          Item 14.  Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K  . . . . . . . . . . .     55
          Signatures . . . . . . . . . . . . . . . . . . . . . . . .     60

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

          The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 1999 was approximately 27% compared to 78% for the year ended March 31, 1998.

          The Company owns 17 drilling rigs, at June 14, 1999, 2 rigs were operating on behalf of the Company for its own account, 1 was operating for non-affiliated oil producers, and 14 were "stacked" (non-operating). All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

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

          The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin of west Texas and eastern New Mexico. Oil and gas operations comprised approximately 10% of the Company's revenues for the fiscal year ended March 31, 1999. The Company's proved reserves, all of which were proved developed producing, were approximately 1,163 MBOE (million barrels of oil equivalent) and had a present value of future net revenues of approximately $6.4 million at March 31, 1999. At March 31, 1999, the Company owned interests in approximately 21,018 gross (2,862 net) acres of developed oil and gas properties, and approximately 6,727 gross (386 net) acres of undeveloped properties.

          Industry conditions began to deteriorate during the latter part of 1997 and have continued to the present, primarily because of declining oil prices. Recently, there has been an excess supply of, and reduced demand for, crude oil worldwide. This excess supply has placed downward pressures on oil prices in the United States as well as worldwide. Natural gas prices also declined during this period because of warm weather conditions, which reduced demand.

          The  contract drilling  industry is  highly sensitive  to oil  and gas industry conditions. Many oil and gas exploration companies have significantly reduced their drilling budgets due to the low oil and gas prices. As a result, the Company encounters substantial competition from other drilling contractors. In recent years, competition within the drilling industry has been intense due to depressed demand for contract drilling services.

          The Company's profitability and cash flows are highly dependent on the
     prices of oil and natural gas.   Current  low oil  prices and,  to a lesser
     degree, natural gas prices, continue to have a material adverse effect on the Company's cash flows and profitability. If prices remain depressed for a sustained period of time, this could have a material adverse effect on the Company's future operations and financial condition.

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

     CONTRACT DRILLING OPERATIONS

     Drilling Rigs

          The following table sets forth the type and depth capabilities of the Company's 17 onshore drilling rigs.

          Rig No.        Depth Capacity      Type
             2                  8,500        Weiss W-45
             3                  8,500        Weiss W-45
             4                  8,500        Unit 15
             6*                12,500        National 75A
             7                 10,000        Unit 15
            10                 12,500        National 75A
            12                 11,500        National 50A
            14                 12,500        BDW 650
            17                  9,500        Unit 15
            22                 13,500        Brewster N-75
            23*                13,500        National 75A
            24                 13,500        Gardner Denver 700
            27                 13,500        Gardner Denver 700
            28                 16,000        Gardner Denver 800
            29                 16,000        Gardner Denver 800
            55*                30,000        Gardner Denver DW-2100
            56                 20,000        National 110-M
          ----------------
          *In active operation at June 14, 1999.

          Major overhauls, repairs and general maintenance for the drilling rigs are primarily conducted at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. See "Item 2. Properties".

     Drilling Contracts

          The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Drilling contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "footage" contracts with the remainder being "daywork" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications. The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 3 rigs working at June 14, 1999, 2 were subject to daywork contracts and one was subject to a footage contract.

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

                           Contract Drilling
            Year Ended         Revenues          Number of      Percent of
             March 31,      (in thousands)       Rigs Owned     Utilization
               1995            $ 18,357              15            43.5%
               1996              21,298              15            45.1%
               1997              18,483              15            51.6%
               1998              34,891              17(a)         78.2%
               1999              12,948              17            26.6%

     ____________________
          (a) Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 1998.

     Customers

          During the fiscal year ended March 31, 1999, the Company drilled a total of 64 wells for approximately 16 customers. The following table sets forth certain information with respect to the principal customers for the Company's contract drilling services during such period.

                                                Percent  of      Number of Wells
     Name of Customer                         Total Revenues         Drilled


     Penwell Energy, Inc.                           14%                  2
     Marathon Oil Company                           13%                 10
     Tom Brown, Inc.                                12%                 10

          The loss of any one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for the Company's drilling rigs at the time of such loss and the Company's ability to attract new customers.

     Competition

          The Company encounters substantial competition from other drilling contractors in its contract drilling operations. The Company's principal market areas of west Texas and eastern New Mexico are highly fragmented and competitive. Companies compete primarily on the basis of contract rates, suitability and availability of equipment and crews, experience of drilling in certain areas, and reputation. The Company believes it competes favorably with respect to all of these factors. Competition is primarily on a well-by-well basis and may vary significantly at any particular time. Drilling rigs can be stacked or moved from one region to another in response to perceived long-term changes in levels of activity. In recent years, competition within the industry has been intense due to the depressed demand resulting from lower oil and gas prices and excess deliverability of natural gas.

     Employees

          At June 4, 1999, the Company had 32 salaried employees and approximately 68 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

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


     OIL AND GAS OPERATIONS

          The Company's oil and gas operations involve the acquisition, exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 1999, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

          The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

          Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is usually accomplished through participation with other third parties. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At June 14, 1999 the Company was operator of 26 wells.

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

          No major discovery or other favorable or adverse event has occurred since March 31, 1999 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

          The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

          The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

     Productive Wells and Acreage

          The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 1999. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.


                                                      Productive Wells
                                                Gross                  Net
                                             Oil     Gas           Oil      Gas
     Texas................................... 74      13         10.976    2.175
     New Mexico.............................. 13       5          3.321     .814
                                             ---     ---         ------    -----
               Total......................... 87      18         14.297    2.989
                                             ===     ===         ======    =====


                                                        Acreage
                                           Developed             Undeveloped
                                        Gross       Net       Gross         Net
     Texas............................ 17,687      2,245      6,727          386
     New Mexico.......................  3,331        617         --           --
                                       ------      -----      -----        -----
               Total.................. 21,018      2,862      6,727          386
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

          In addition to the Company's developed and undeveloped acreage shown above, on September 5, 1995, the Company entered into a 10 year License
     Agreement with the Government of the Republic of Palau and the State of Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. Pursuant to the license agreement, the Company is required to drill two wells by March, 2000. The Company is currently in pursuit of a partner or buyer for its interest. Any exploration activities in the license area will be conducted jointly with other third parties under a carried interest, farmout or other similar arrangements which would allow the Company to retain an ownership interest without incurring the initial costs of exploration.

     Drilling Activity

          The following table sets forth certain information concerning the number of gross and net exploratory and development wells drilled for the Company's account during the periods indicated.


                                          Years Ended March 31,
                                          ---------------------
                               1999                1998                1997
                         --------------      --------------      --------------
     Type of Well        Gross      Net      Gross      Net      Gross      Net

     Exploratory (1)
          Oil              3       1.714       3        .913       3        .700

          Gas              3        .781      --        --         2        .433

          Dry              3       1.108       6        .956       5       1.077


     Development (2)
          Oil             --        --         9       1.592       7       1.835

          Gas              2        .266      --         --       --         --

          Dry              1        .150       3        .355       2        .625


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

          At June 14,  1999, the Company was participating in  the drilling of 1
     gross  (.25 net)   exploratory  well in Gaines County,   Texas and  1 gross
     (.20 net) exploratory well in Lea County, New Mexico.

          Substantially all of the equipment used in the Company's drilling operations is owned by the Company; however, certain insignificant items of drilling equipment are leased or rented as needed because such equipment either cannot be purchased or is only necessary for the drilling of certain types of wells located in certain areas.

          Production, Prices and Costs. The following table sets forth certain information regarding the volumes of the Company's net production of oil and gas, the average sales prices received associated with its sales of oil and gas, and the average production (lifting) cost per equivalent barrel of oil ("EBO").

                                                Years Ended March 31,
                                         ----------------------------------
                                         1999           1998           1997
                                         ----           ----           ----
     Net Production
          Oil (Bbls)                    68,135         72,880         76,266
          Gas (Mcf)                    568,627        439,711        361,745
          EBO (1)                      162,906        146,165        136,557

     Sales Prices
          Oil ($/Bbl)                   $10.84         $18.24         $23.93
          Gas ($/Mcf)                     1.29           1.80           1.81
          EBO                             9.06          14.55          18.24

     Production (Lifting) Costs
          per EBO                         4.93           6.46           6.77

     --------------------
          (1) An EBO is one equivalent barrel of oil using the ratio of six Mcf of gas to one barrel of oil.


     Title to Properties

          As is customary in the oil and gas industry, a preliminary title examination is conducted at the time oil or gas properties believed to be suitable for drilling are acquired by the operator. Prior to the commencement of operations, curative work determined to be appropriate as a result of a title search is performed with respect to significant defects before the operator commences development. Title examinations have been performed with respect to substantially all of the Company's interests in its producing properties. The Company believes that title to its properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to such exceptions which, in the Company's opinion, are not so material as to detract substantially from the value of such properties. The Company's properties are subject to royalty, overriding royalty, and other outstanding interests customary in the industry, and are also subject to burdens such as liens incident to operating agreements, current taxes not yet due, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. The Company does not believe that any of these burdens materially interferes with the use of its properties in the operation of its business.

     Markets and Customers

          The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 1999, Titan Resources I, Inc. and Navajo Refining and Crude Marketing accounted for approximately 32% and 12%, respectively, of the Company's oil and gas revenues for such period. The loss of either one of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

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

          In November, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas property and Casualty Insurance Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") was seeking a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association was seeking to recover a total of $803,057.

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount ($479,153) was recognized as miscellaneous income in the Company's financial statements for the year ended March 31, 1998.

          In addition, the Company entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount was recognized as miscellaneous income in the Company's financial statements for the year ended March 31, 1998.

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


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1999, and no matters were submitted to a vote of security holders during such period.



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


                                                        Price
                                                   --------------
                                                   High       Low
                                                   ----       ---
                Fiscal 1998
                       First Quarter              $14 1/2    $ 9
                       Second Quarter              29 1/4     13 1/2
                       Third Quarter               33 1/4     14 3/8
                       Fourth Quarter              19         10 1/2

                Fiscal 1999
                       First Quarter               13 3/4      8 1/2
                       Second Quarter              10 1/8      3 3/4
                       Third Quarter                6 5/8      2 3/4
                       Fourth Quarter               4 7/16     3

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

          On June 14, 1999, the outstanding shares of the Company's Common Stock were held of record by approximately 2,494 stockholders.

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

     Item 6.  SELECTED FINANCIAL DATA

            The following table sets forth certain selected financial data for the Company's operations for each of the five years ended March 31, 1999. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                                                              Years ended March 31,
                                                         ----------------------------------------------------------------------
                                                         1999              1998            1997           1996              1995
                                                         ----              ----            ----           ----              ----
                                                                     (In thousands, except per share amounts)
         INCOME STATEMENT DATA
         Operating revenues:
           Contract drilling                          $ 12,948         $ 34,891         $ 18,483         $ 21,298         $ 18,357
           Oil and gas                                   1,476            2,126            2,491            1,683            1,042
                                                        ------           ------           ------           ------           ------

              Total operating revenues                  14,424           37,017           20,974           22,981           19,399

         Operating costs and expenses:
           Contract drilling                            10,027           23,163           14,190           17,252           14,630
           Oil and gas production                          803              944              924              554              350
           Dry holes and abandonments                      946              476              558              945              629
           Depreciation, depletion
             and amortization                            2,699            4,080            1,784              907              876
           General and administrative                    1,911            1,863            1,560            1,599            1,553
           Writedown of oil and
             gas properties (a)                          1,304            3,120              171            2,624               --
                                                        ------           ------           ------           ------           ------
              Total operating costs
                and expenses                            17,690           33,646           19,187           23,881           18,038
                                                        ------           ------           ------           ------           ------
              Operating income (loss)                   (3,266)           3,371            1,787             (900)           1,361

         Other income (expenses):
           Interest                                        151              133             (278)            (139)            (154)
           Other                                           (72)           1,180               52              117              359
                                                        ------           ------           ------           ------           ------
              Total other income (expense)                  79            1,313             (226)             (22)             205
                                                        ------           ------           ------           ------           ------

         Net income(loss) before income
           tax provision                                (3,187)           4,684            1,561             (922)           1,566
         Provision for income taxes                         --             (140)             (16)             (30)             (30)
                                                        ------           ------           ------           ------           ------
         Net income (loss) before
           extraordinary items                        $ (3,187)         $ 4,544         $  1,545         $   (952)        $  1,536
                                                        ======           ======           ======           ======           ======

                                            -20-




     Net income (loss)
           before extraordinary
           items per share:
                 Basic                                  ($0.68)           $0.98            $0.43           ($0.29)           $0.49
                 Diluted                                ($0.68)           $0.91            $0.38              --             $0.38
                                                        ======           ======           ======           ======           ======

         Weighted average number of
           common shares outstanding:
                Basic                                    4,711            4,615            3,608            3,254            3,109
                Diluted                                  4,711            5,014            4,106            4,075            4,032
                                                         =====            =====            =====            =====            =====


         BALANCE SHEET DATA
           Cash and cash equivalents                  $  1,195         $  1,623         $  1,048         $    339         $  1,590
           Total assets                                 18,923           24,648           19,761           11,660           10,040
           Total debt                                       --               --               --            1,300               --
           Stockholders' equity                         16,735           19,960           14,372            4,959            5,775

         ____________________

              (a) During fiscal years ended March 31, 1999, 1998 and 1997, the Company recognized non-cash charges of approximately $1,304,000, $3,120,000 and $171,000, respectively, due to a writedown of the carrying value of its oil and gas properties. This charge is a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets
                   and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil
                   and gas properties in total.   According to SFAS 121, if an
                   impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

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

        The contract drilling industry remains highly competitive. Throughout the fiscal year ended March 31, 1999, the demand for drilling rigs has significantly dropped due to extremely weak oil prices and lower gas prices. The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. In addition, the Company believes it competes favorably with respect to the depth capabilities of its rigs, the experience level of its personnel, its reputation and its relationship with existing customers. However, the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's service areas.

        The following table sets forth certain information relating to the Company's contract drilling operations for the periods indicated:

                                                   Year Ended March 31,
                                                 1999       1998      1997
                                                 (In thousands, except %s)

          Contract drilling revenues           $12,948    $34,891    $18,483
          Contract drilling expenses            10,027     23,163     14,190

          Contract drilling expenses as
            a percent of drilling revenues        77.4%      66.4%      76.8%

          Rig utilization                         26.6%      78.2%      51.6%


        Oil and Gas Operations

        The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the Company capitalizes all costs incurred to acquire oil and gas properties (proved and unproved), all development costs, and the costs of successful exploratory wells. The costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling for oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs is capitalized as stated above, net of its working-interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $78,000 and $111,000 as of March 31, 1999, and March 31, 1998, respectively.

        For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs was calculated for fiscal 1999, 1998 and 1997 by applying the units-of-production method to the estimated amount of such reserves.

        In fiscal 1999, 1998 and 1997, the Company recognized non-cash charges of approximately $1.3 million, $3.1 million and $171,000, respectively, due to writedowns of the carrying value of its oil and gas properties. The writedowns are the result of the adoption in 1996 of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. This is in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is to be recognized to the extent that net capitalized costs exceed discounted future cash flows.

        The following table sets forth certain information relating to the Company's oil and gas operations for the periods indicated:

                                                 Year Ended March 31,
                                              1999       1998       1997
                                                    (In thousands)

          Oil and gas revenues               $1,476     $2,126     $2,491
          Production expenses                   803        944        924
          Dry holes and abandonments            946        476        558
          Depreciation, depletion and
            amortization                      1,250      1,891        802
          Writedown of properties             1,304      3,120        171


        The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses of resulting from unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

     RESULTS OF OPERATIONS

     Comparison of Year Ended March 31, 1999 to Year Ended March 31, 1998

        Contract drilling revenues for fiscal 1999 decreased by 63% from fiscal 1998. Rig utilization rates in fiscal 1999 and 1998 were 27% and 78%, respectively. The decrease in contract drilling revenues and utilization rates was due to a significant downturn in oil and gas prices which in turn negatively impacted demand for contract drilling. Drilling prices were depressed throughout the year and the Company chose to underutilize its drilling equipment rather than subject it to additional wear and tear at unacceptable operating margins. Rig utilization in the Company's operating market is difficult to project because of wide fluctuations in drilling activity. In addition, the number of rigs industry wide that are actually available for work cannot be accurately determined.

        Contract drilling expenses were 77% and 66% of contract drilling revenues in fiscal 1999 and 1998, respectively. The increase is due to the significant reduction in contract drilling revenues.

        Oil and gas revenues decreased by 31% in fiscal 1999. This decrease can be attributed to the decline in oil and gas prices during the year. In fiscal 1998, the Company sold a group of fourteen wells in Ector County, Texas. These wells had high lifting costs on an equivalent barrel of oil ("EBO") basis. As a result of this sale, oil and gas production expenses for the year ended March 31, 1999 decreased by 15%.

        The Company participated  as a working-interest owner in the drilling of

     12 wells during fiscal 1999, of which four were dry holes. In fiscal 1998, the Company participated as a working-interest owner in the drilling of 21 wells, of which nine were dry holes.

        Depreciation, depletion and amortization expense decreased due to several factors. The decline in the rig utilization rates caused a decline in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. Depreciation, depletion and amortization expense on oil and gas properties decreased as a result of the reduced carrying values of the properties from impairments in prior years.

        The Company recognized a non-cash charge of $1.3 million in fiscal 1999 and $3.1 million in fiscal 1998 related to the writedown of the carrying value of its oil and gas properties.

        Net working capital was 3.2 million at March 31, 1999, compared to $6.0 million at March 31, 1998. The loss of working capital is attributable to a decrease in accounts receivable.

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

     Income Taxes

        At March 31, 1999, the Company had approximately $77.3 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards will begin to expire in the 1999 tax year. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

        The effective tax rates for fiscal 1999 and 1998 differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

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

        The Company anticipates that funds for its capital expenditures in fiscal 2000 will be available from a combination of sources, including (i) borrowings under the line of credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

        The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.

                                                        Year Ended March 31,
                                                      1999       1998      1997
                                                           (In thousands)
     Oil and gas exploration and development.....   $ 4,242    $ 3,846    $3,424
     Drilling rigs, drill pipe and
       related equipment.........................       261      6,086     2,940
     Other.......................................        --        249       390
                                                     ------     ------     -----
          Total..................................   $ 4,503    $10,181    $6,754
                                                     ======     ======     =====

        The  Company  presently  anticipates  making  capital   expenditures  of
     approximately $4.5 million in its 2000 fiscal year. Of this amount, the Company expects that approximately $.5 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $4.0 million for oil and gas exploration and development activities. It is the Company's policy, however, to make capital expenditures based on prevailing economic conditions, the results of its drilling activities, and other factors affecting its business. Accordingly, the amounts actually spent in fiscal 2000 could differ substantially from the amounts estimated.

     Trends and Prices

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

     Year 2000 Issues

        The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing data-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company. Significant uncertainty exists concerning the potential effects associated with such compliance as systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

        In order to address the Year 2000 issue, the Board of Directors appointed a committee consisting of the President, Chief Financial Officer and Legal Counsel to assist the Company in its Year 2000 efforts.

        At March 31, 1999, the Company had completed updating and testing its information systems for Year 2000 compliance and has determined that the Year 2000 issues directly related to its information systems will not have a material impact on its business, operations nor its financial position. The cost of planning, implementing and testing the Company's information systems was minimal and immaterial to its operations as a whole.

        The Company believes that its greatest risk for Year 2000 issues that may adversely effect the Company's operations is in the area of third party computer systems that are not Year 2000 compliant and which, as a result, may cause interruptions in the Company's normal business operations. The Year 2000 committee prepared a formal questionnaire which was sent to all significant customers, suppliers, purchasers and vendors, to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company has received written assurances from approximately 50% of its purchasers, suppliers and customers who responded as being Year 2000 compliant. The third party confirmation process is still ongoing.

        Currently, the Company does not have a remediation or contingency plan in effect but will continue to monitor and assess Year 2000 issues and a contingency plan will be developed before December 31, 1999.

        In the event that any of the Company's significant vendors, customers, purchasers and local, state, federal and other U. S. government entities do not successfully and timely achieve Year 2000 compliance, the Company's business, operations or financial position could be adversely affected. In addition, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers, purchasers and local, state, federal and other U. S. government entities would not materially and adversely affect the Company's business, financial condition or operating results.


     Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At March 31, 1999, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

        At March 31, 1999, the Company did not have any amounts outstanding under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company would be subject to interest rate risk if the line of credit was utilized.


     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page

          Report of Independent Public Accountants                      29

          Balance Sheets, March 31, 1999 and 1998                       30

          Statements of Operations, Years ended
            March 31, 1999, 1998 and 1997                               32

          Statements of Stockholders' Equity,
            Years ended March 31, 1999, 1998 and 1997                   33

          Statements of Cash Flows,
            Years ended March 31, 1999, 1998 and 1997                   34

          Notes to Financial Statements                                 35

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

        We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

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






                                               ARTHUR ANDERSEN LLP

     Dallas, Texas,
       May 21, 1999

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1999 and 1998

                          (In thousands, except share data)


      ASSETS                                               1999            1998
      ------                                               ----            ----
    Current assets:
      Cash and cash equivalents                        $   1,195       $   1,623
      Marketable securities                                   49              87
      Trade receivables,
        net of allowance for doubtful
          accounts of $1,349 in 1999
          and $1,135 in 1998.                              3,451           8,149
      Inventories                                             94              82
      Deposits                                                73              73
      Other                                                  567             664
                                                          ------          ------
         Total current assets                              5,429          10,678
                                                          ------          ------


    Property and equipment, at cost:
      Drilling equipment                                  48,868          48,691
      Oil and gas properties, based on
        successful efforts accounting                     18,742          15,452
      Other property and equipment                         3,569           3,786
                                                          ------          ------
                                                          71,179          67,929
      Less accumulated depreciation,
        depletion and amortization                       (57,858)        (54,132)
                                                          ------          ------
         Net property and equipment                       13,321          13,797
                                                          ------          ------

    Other assets                                             173             173
                                                          ------          ------

              Total assets                             $  18,923       $  24,648
                                                          ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                                    Balance Sheets

                               March 31, 1999 and 1998

                          (In thousands, except share data)

      LIABILITIES AND STOCKHOLDERS' EQUITY                 1999             1998
      ------------------------------------                 ----             ----
    Current liabilities:
      Trade payables                                    $  1,424       $   2,622
      Other                                                  764           2,066
                                                          ------          ------
         Total current liabilities                         2,188           4,688
                                                          ------          ------
         Total liabilities                                 2,188           4,688
                                                          ------          ------
    Contingencies

    Stockholders' equity:
      Common stock, $0.10 par value
        Authorized, 50,000,000 shares;
        issued, 5,979,625 shares at
        March 31, 1999 and 1998                             598             598
      Additional paid-in capital                         69,429          69,429
      Accumulated deficit                               (53,104)        (49,917)
      Accumulated other comprehensive
        income (loss)                                       (38)             --
      Treasury stock-common, 1,268,739 shares
        at March 31, 1999 and 1998, at cost                (150)           (150)
                                                         ------          ------
         Total stockholders' equity                      16,735          19,960
                                                         ------          ------

           Total liabilities and
             stockholders' equity                     $  18,923       $  24,648
                                                         ======          ======

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                               Statements of Operations

                      Years Ended March 31, 1999, 1998 and 1997

                          (In thousands, except share data)


                                                1999         1998        1997
                                                ----         ----        ----
    Revenues:
      Contract drilling                     $  12,948    $  34,891   $  18,483
      Oil and gas                               1,476        2,126       2,491
                                               ------       ------      ------
              Total revenues                   14,424       37,017      20,974
                                               ------       ------      ------
    Operating costs and expenses:
      Contract drilling                        10,027       23,163      14,190
      Oil and gas production                      803          944         924
      Dry holes and abandonments                  946          476         558
      Depreciation, depletion and
        amortization                            2,699        4,080       1,784
      Writedown of oil and gas
        properties                              1,304        3,120         171
      General and administrative                1,911        1,863       1,560
                                               ------       ------      ------
              Total operating costs
                and expenses                   17,690       33,646      19,187
                                               ------       ------      ------
              Operating income (loss)          (3,266)       3,371       1,787
                                               ------       ------      ------
    Other income (expense):
      Interest                                    151          133        (278)
      Gain on sales of assets                     127          179          65
      Other, net                                 (199)       1,001         (13)
                                               ------       ------      ------
              Total other income
                (expense), net                     79        1,313        (226)
                                               ------       ------      ------
    Net income (loss) before
      income tax provision                     (3,187)       4,684       1,561
    Provision for income taxes                     --         (140)        (16)
                                               ------       ------      ------
    Net income (loss)                       $  (3,187)   $   4,544   $   1,545
                                               ======       ======      ======
    Net income (loss) per common share:
         Basic                              $   (0.68)   $    0.98   $    0.43
         Diluted                                (0.68)        0.91        0.38
                                             =========    =========   =========
    Weighted average number of
      common shares outstanding:
         Basic                               4,710,886    4,614,959   3,607,925
         Diluted                             4,710,886    5,013,981   4,105,882
                                             =========    =========   =========

    See accompanying notes to financial statements.

                                   TMBR/SHARP DRILLING, INC.

                               Statements of Stockholders' Equity

                            Years Ended March 31, 1999, 1998 and 1997

                                         (In thousands)

                                                                                Accumulated
                                     Common Stock     Additional                   Other      Treasury Stock        Total
                                     ------------      Paid-In     Accumulated Comprehensive  ---------------   Stockholders'
                                    Shares   Amount    Capital       Deficit   Income (Loss)  Shares   Amount      Equity
                                    ------   ------   ----------   ----------- -------------  ------   ------   -------------

             Balance, March 31,
               1996                  4,616   $ 461     $ 60,654      $(56,006)     $ --        1,270   $(150)      $  4,959

             Issuance of
               Common Stock            750      76        7,704           --         --           --      --          7,780

             Exercise of Stock
               Options                 331      33           55           --         --           --      --             88

             Net Income                 --      --           --         1,545        --           --      --          1,545
                                     -----    -----     --------      --------      ----       -----    -----       --------
             Balance, March 31,
               1997                  5,697   $ 570     $ 68,413      $(54,461)     $  --        1,270   $(150)      $ 14,372

             Exercise of
               Stock Options           283      28        1,016            --        --           --      --          1,044

             Net Income                 --      --           --         4,544        --           --      --          4,544
                                     -----    -----     --------      --------      ----       -----    -----       --------
             Balance, March 31,
               1998                  5,980   $ 598     $ 69,429     $ (49,917)     $  --        1,270   $(150)      $ 19,960

             Net Loss                   --      --           --        (3,187)       --           --      --         (3,187)

             Other comprehensive
               income, net of tax
                Unrealized loss
                on marketable
                equity securities       --      --           --            --       (38)          --      --            (38)
                                                                                                                    --------

             Comprehensive Loss                                                                                    $ (3,225)
                                     -----    -----     --------      --------      ----       -----    -----       --------

             Balance, March 31,
               1999                  5,980   $ 598     $ 69,429     $ (53,104)     $(38)       1,270   $(150)      $ 16,735
                                     =====    =====     ========      ========      ====       =====    =====       =======

             See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                              Statements of Cash Flows
                      Years Ended March 31, 1999, 1998 and 1997
                                   (In thousands)

                                                   1999       1998       1997
                                                   ----       ----       ----
   Cash flows from operating activities:
     Net income (loss)                          $  (3,187) $   4,544  $   1,545
     Adjustments to reconcile net
       income (loss) to net cash provided
       by operating activities:
         Depreciation, depletion and amortization   2,699      4,080      1,784
         Dry holes and abandonments                   946        476        558
         Gain on sales of assets                     (127)      (179)       (65)
         Writedown of properties                    1,304      3,120        171
         Changes in assets and liabilities:
           Trade receivables                        4,698     (1,931)    (3,276)
           Deposits                                    --         --        350
           Inventories and other assets                85       (109)      (262)
           Trade payables                          (1,198)      (117)      (597)
           Accrued payables and other
             current liabilities                   (1,302)      (584)       585
                                                  --------   --------   --------
             Total adjustments                      7,105      4,756       (752)
                                                  --------   --------   --------
             Net cash provided
               by operating activities              3,918      9,300        793
                                                  --------   --------   --------
   Cash flows from investing activities:
     Additions to property and equipment           (4,503)   (10,181)    (6,754)
     Proceeds from sales of property
       and equipment                                  157        412        102
                                                  --------   --------   --------
             Net cash required
               by investing activities             (4,346)    (9,769)    (6,652)
                                                  --------   --------   --------
   Cash flows from financing activities:
     Proceeds from issuance of common stock            --         --      7,780
     Proceeds from exercise of stock options           --      1,044         88
     Proceeds from bank loan                           --         --      3,200
     Repayments of bank loan                           --         --     (4,500)
                                                  --------   --------   --------
             Net cash provided by
               financing activities                    --      1,044      6,568
                                                  --------   --------   --------
             Net increase (decrease) in
               cash and cash equivalents             (428)       575        709

   Cash and cash equivalents at beginning
     of year                                        1,623      1,048        339
                                                  --------   --------   --------
   Cash and cash equivalents at end of year     $   1,195  $   1,623  $   1,048
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

     Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $0 in 1999 and 1998, and $278,000 in 1997. Cash payments for taxes due totaled $0, $29,000, and $0 during 1999, 1998 and 1997, respectively.

     Marketable Securities

            Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at March 31, 1999 was approximately $49,000. An unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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

          Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $78,000 and $111,000 as of March 31, 1999 and 1998, respectively.

          Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $171,000 in 1997. Additional impairments of $1,304,000 and $3,120,000 were recorded in 1999 and 1998, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

     Risks and Uncertainties

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 9), and the valuation allowance for deferred taxes (see Note 4).

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

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest Bank Texas, N.A.. The amended and restated loan agreement provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the renewed and extended line of credit bear interest at the Norwest Bank base rate and the interest is payable monthly. The renewed and extended loan agreement matures on May 26, 2000. No amounts were outstanding under the line of credit on March 31, 1999.


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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements




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

          On  September  3,  1996,   the  Company  granted  465,000  shares   of
     nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 1999, 140,000 shares became earned and exercisable. The remaining 100,000 shares will become earned and exercisable over a three year period. The following sets forth certain information concerning these options.

                                          Number            Option Price
                                            of           ---------------------
                                          Shares         Per Share       Total
                                          ------         ---------------------
          Outstanding March 31, 1997     465,000      $ 7.75        $ 3,603,750

          Exercised                      127,500        7.75            988,125
                                         -------       ------         ---------
          Outstanding March 31, 1998     337,500      $ 7.75        $ 2,615,625

          Forfeited                       (5,000)       7.75            (38,750)

          Reduction in option
            price                           --         (3.625)       (1,205,312)

          Granted                        240,000     4.125-4.5375     1,049,400
                                         -------     ------------    -----------
          Outstanding March 31, 1999     572,500    $4.125-4.5375   $ 2,420,963
                                         =======     ============    ===========

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


     1998 Stock Option Plan

          In September 1998, the Company adopted, subject to shareholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors from various terms at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan, subject to shareholder approval. These nonqualified options were granted at $4.125 per share and are exercisable on the date on which the shareholders of the Company approve and adopt the 1998 Plan.

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

          The  following  sets   forth  certain  information  concerning   these
     nonqualified options:

                                                              Option Price
                                       Number                 ------------
                                      of Shares        Per Share        Total
                                      ---------        ---------        -----
        Outstanding March 31, 1997      368,800         $0.25         $ 92,200

             Exercised                 (149,300)         0.25          (37,325)
                                      ---------                        -------
        Outstanding March 31, 1998      219,500          0.25           54,875
                                      ---------                        -------
        Outstanding March 31, 1999      219,500         $0.25         $ 54,875
                                      =========                        =======

          All nonqualified options outstanding were earned and exercisable as of March 31, 1999.

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




          Pursuant to SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plans under Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly no compensation expense has been recognized for these stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999 and 1997, respectively: dividend yield of 0% and 0%, expected volatility of 54.68% and 68.32%, risk free interest rate of 4.99% and 6.7%, and an expected life of 5.0 and 5.0 years.

             Year of     Option     Exercise     Expected     Fair
              Grant      Shares      Price         Life       Value
             -------     ------     --------     --------     -----
              1997       465,000     $7.75         5.0        $4.87
              1999        96,000     $4.125        5.0        $2.17
              1999       144,000     $4.5375       5.0        $2.07

          For purposes of pro forma disclosures, the estimated fair value of the
     options  is amortized to  expense over  the options'  vesting period.   The
     Company's pro forma information follows:

                               1999              1998              1997
                         ----------------   ---------------   ---------------
                            As       Pro       As      Pro       As      Pro
                         Reported   Forma   Reported  Forma   Reported  Forma
                         --------   -----   --------  -----   --------  -----
                                       (In thousands, except share amounts)

     Net income (loss)
       from continuing
       operations        $(3,187)  $(3,719)  $4,544   $4,261   $1,545   $(436)

     Net income (loss)
       from continuing
       operations per
       share (basic)      $(0.68)   $(0.79)   $0.98    $0.92    $0.43    $(0.10)

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements



          The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


     (4)  Income Taxes

          At March 31, 1999, the Company had approximately $77,295,000 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. If these carryforwards are not utilized, they will begin to expire in 1999. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code ("IRC"). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

          The Company utilizes  an asset  and liability  approach for  financial
     accounting  and  reporting  for income  taxes.    The  major components  of
     deferred tax assets and liabilities follows:

                                             March 31, 1999    March 31, 1998
                                             --------------    --------------
          Deferred Tax Assets (Liabilities)
            Federal NOL Carryforwards         $ 26,280,337      $ 23,220,964
            Allowance for Bad Debts                458,585           385,803
            Book over tax depreciation
              and amortization                       7,150           739,967
            Accrued Workers Compensation           (22,044)          139,574
            Other accrued expenses                  20,505            27,353
                                                ----------        ----------
              Total deferred tax assets         26,744,533        24,513,661
              Valuation allowance              (26,744,533)      (24,513,661)
                                                ----------        ----------
                Net deferred tax asset        $     --          $     --
                                                ==========        ==========

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements



          The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 1999 and March 31, 1998, as it is more likely than not that the deferred tax asset will not be realized.

          The effective tax rates for the years ended March 31, 1999, 1998 and 1997 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

          The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                            1999       1998        1997
                                            ----       ----        ----

          Tax provision (benefit)
            utilizing statutory rates     $(1,084)   $ 1,545      $ 525

          Utilization of NOL                1,084     (1,405)      (509)
                                            -----      -----        ---
          Tax provision                   $   --     $   140      $  16
                                            =====      =====        ===


     (5)  Related Parties

          During  1999, 1998 and 1997, the Company sold $1,549,000, $113,000 and
     $190,000 and  purchased $131,000,  $139,000 and $119,000,  respectively, of goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

          The related party transactions discussed in the preceding paragraph are noninterest-bearing and are settled in the normal course of business.

                              TMBR/SHARP DRILLING, INC.



                            Notes to Financial Statements




     (6)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation. The Company has decided to terminate the 401(K) plan effective March 31, 1999.


     (7)  Business Segments and Significant Customers

          The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1999 which changes the way the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform with 1999 presentation.

          The Company operates in two reportable segments: (i) drilling and (ii) oil and gas exploration and development. The long-term financial performance of each of the reportable segments is affected by similar economic conditions. Both reportable segments operate in the Permian Basin of West Texas and Eastern New Mexico.

          The accounting policies of the segments are the same as those described in Note 1 of Notes to Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, nonrecurring items and interest income and expense.

          The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The following tables present information related to the Companies' reportable segments.

                                               Years Ended March 31,
                                     ----------------------------------------
                                        1999           1998           1997
                                     ----------     ----------     ----------
                                                  (In thousands)
     Revenues:
       Contract drilling             $  12,948      $  34,891      $  18,483
       Oil and gas                       1,476          2,126          2,491
                                       --------       --------       --------
                                     $  14,424      $  37,017      $  20,974
                                       ========       ========       ========
     Net income (loss) (a):
       Contract drilling             $    (126)     $   8,838      $   1,937
       Oil and gas                      (3,212)        (4,427)          (114)
                                       --------       --------       --------
                                        (3,338)         4,411          1,823
       Corporate income
         (expenses) (b)                    151            133           (278)
                                       --------       --------       --------
                                     $  (3,187)     $   4,544      $   1,545
                                       ========       ========       ========
     Identifiable assets:
       Contract drilling             $  11,877      $  17,775      $  11,711
       Oil and gas                       5,062          4,325          6,179
                                       --------       --------       --------
                                        16,939         22,100         17,890
       Corporate assets (c)              1,984          2,548          1,871
                                       --------       --------       --------
                                     $  18,923      $  24,648      $  19,761
                                       ========       ========       ========
     Depreciation, depletion and
      amortization:
       Contract drilling             $   1,449      $   2,188      $     982
       Oil and gas                       1,250          1,892            802
                                       --------       --------       --------
                                     $   2,699      $   4,080      $   1,784
                                       ========       ========       ========
     Capital expenditures:
       Contract drilling             $     261      $   6,334      $   3,330
       Oil and gas                       4,242          3,847          3,424
                                       --------       --------       --------
                                     $   4,503      $  10,181      $   6,754
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

          For the years ended March 31, 1999, 1998 and 1997, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

          (a) five customers in 1999 individually represented approximately 20%, 15%, 14%, 13% and 11% of drilling revenues.

          (b) two customers in 1998 individually represented approximately 14%, and 12% of drilling revenues,

          (c) four customers in 1997 individually represented approximately 21%, 18%, 12% and 10% of drilling revenues,

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

          In November, 1995, the Company was notified that a lawsuit had been filed in Travis County, Texas styled Texas property and Casualty Insurance

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


     Guaranty Association vs. TMBR/Sharp Drilling, Inc. (Cause No. 95-12318). The Texas Property and Casualty Insurance Guaranty Association ("Guaranty Association") was seeking a recovery of past workers' compensation claims advanced by the Guaranty Association related to the Company's workers compensation insurance program with SFIC. The Guaranty Association was seeking to recover a total of $803,057.

          On September 9, 1997, the Company entered into a settlement agreement with the Guaranty Association. The Company agreed to pay to the Guaranty Association the sum of $375,000 in full satisfaction of any liability relating the Company's workers compensation insurance program with SFIC and Sir Lloyd's Insurance Company and the lawsuit brought by the Guaranty Association. The Company originally accrued $854,153 relating to the Guaranty Association's claim for reimbursement. As a result of the settlement, the Company eliminated the accrual of $854,153 and the difference between the accrued amount and the settlement amount of $479,153 was recognized as miscellaneous income in the Company's financial statements for the year ended March 31, 1998.

          In addition, the Company entered into a settlement agreement with the insurance agent that represented the Company at the time the workers compensation insurance policies were purchased from Sir Lloyd's and SFIC. The agent paid the Company the sum of $180,000 in full settlement of all claims and liabilities relating to SFIC and Sir Lloyd's Insurance Company. This amount was recognized as miscellaneous income in the Company's financial statements for the year ended March 31, 1998.

          The Company provided for its workers' compensation claims prior to September 1997 based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. Currently the Company is covered by a fully insured workers compensation policy.

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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements



     (9)  Supplemental Information Related to Oil and Gas Activities

          The Company's capitalized cost of oil and gas properties is as follows:

                                                             March 31,
                                                             ---------
                                                          1999        1998
                                                          ----        ----
                                                           (In thousands)

               Oil and gas properties                   $18,742     $15,452

               Accumulated depreciation,
                 depletion and amortization             (13,680)    (11,127)
                                                         -------     -------
                                                        $ 5,062     $ 4,325
                                                         =======     =======

          The  Company's  costs  incurred  related  to  oil   and  gas  property
     acquisition, exploration and development activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1999        1998        1997
                                               ----        ----        ----
                                                      (In thousands)

               Property acquisition costs    $   422     $   275     $   194

               Exploration costs               2,481       1,430         920

               Development costs               1,339       2,141       2,310
                                              -------     -------     -------
                                             $ 4,242     $ 3,846     $ 3,424
                                              =======     =======     =======

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The Company's results of operations from oil and gas producing activities are as follows:

                                                   Years Ended March 31,
                                                   ---------------------
                                               1999        1998        1997
                                               ----        ----        ----
                                                      (In thousands)
          Revenues                           $ 1,476     $ 2,126     $ 2,491

          Production costs                       803         944         924

          Dry holes and abandonments             946         476         558

          Depreciation, depletion and
            amortization                       1,250       1,892         802

          Writedown of oil and gas
            properties                         1,304       3,120         171

          Income tax provision                   --          --          --
                                              -------      -------    -------
          Results of operations from
            producing activities
            (excluding corporate
            overhead and interest costs)     $(2,827)     $(4,306)   $    36
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

                              TMBR/SHARP DRILLING, INC.


                            Notes to Financial Statements


          The following sets forth proved oil and gas reserves at March 31, 1999, 1998 and 1997:

                                                    1999                     1998                      1997
                                            ---------------------    ---------------------     ---------------------
                                               Oil         Gas          Oil         Gas           Oil         Gas
                                              MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                            -------     ---------    -------     ---------     -------     ---------
                                                                        (In thousands)
         Proved Reserves:

           Beginning of Year                 370.4      3,288.9       484.6       2,413.7       368.6       2,815.6

           Revisions of previous
             estimates                       (30.7)      (326.7)     (159.3)      1,069.2       103.5        (120.3)

           Improved recovery                  --           --          --            --           3.7          (5.6)

           Purchases of minerals in
             place and extensions            143.8      2,092.3       131.9         247.5        85.0          85.7

           Sales of minerals in place         --           --         (13.9)         (1.9)       --            --

           Production                        (68.1)      (568.4)      (72.9)       (439.7)      (76.2)       (361.7)
                                             -----      -------       -----       -------       -----       -------
           End of year                       415.4      4,486.1       370.4       3,288.9       484.6       2,413.7
                                             =====      =======       =====       =======       =====       =======


         Proved Developed Reserves:

           Beginning of year                 370.4      3,288.9       484.6       2,413.7       368.6       2,815.6
                                             -----      -------       -----       -------       -----       -------
           End of year                       415.4      4,486.1       370.4       3,288.9       484.6       2,413.7
                                             =====      =======       =====       =======       =====       =======

                              TMBR/SHARP DRILLING, INC.

                            Notes to Financial Statements


                                                         March 31,
                                                  -----------------------
                                                    1999           1998
                                                    ----           ----
                                                       (In thousands)

          Standardized Measure

            Future cash inflows                   $12,094        $10,065

            Future production and
              development costs                    (3,211)        (3,205)
                                                   -------        -------
            Future net cash flows                   8,883          6,860

            10% discount factor                    (2,434)        (2,200)
                                                   -------        -------
            Discounted future net cash flows        6,449          4,660

            Discounted income taxes                   --             --
                                                   -------        -------
            Standardized Measure                  $ 6,449        $ 4,660
                                                   =======        =======


                                          1999        1998         1997
                                          ----        ----         ----
                                                 (In thousands)

          Standardized measure,
            beginning of year           $ 4,660     $ 5,665      $ 4,954

          Revisions
               Prices and costs             207      (1,889)         813
               Accretion of discount        466         567          495
                                         -------     -------     --------
          Net revisions                     673      (1,322)       1,308

          Discoveries and additions       1,789       1,499          970
          Production                       (673)     (1,182)      (1,567)
                                         -------     -------      -------
          Standardized measure,
            end of year                 $ 6,449     $ 4,660      $ 5,665
                                         =======     =======      =======

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                       PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and officers of the Company at June 14, 1999 were as follows:

                                                                        Director
                                                                      or Officer
          Name                Age         Position with Company          Since
          ----                ---         ---------------------       ----------
     Thomas C. Brown           72    Chairman of the Board of Directors
                                       and Chief Executive Officer        1982

     Joe G. Roper              70    Director and President               1982

     Donald L. Evans (1)       52    Director                             1982

     David N. Fitzgerald (1)   76    Director                             1984

     Don H. Lawson             60    Vice President - Operations          1992

     Jeffrey D. Phillips       38    Vice President - Production          1997

     Patricia R. Elledge       41    Controller/Treasurer                 1994

     James M. Alsup            62    Secretary                            1982

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

          Ms. Elledge was employed by the Company from September, 1989 to December, 1993 when she resigned to relocate. Ms. Elledge returned to the Company in September, 1994 in her current capacity as Controller - Treasurer.

          Mr.  Alsup has been  the Secretary of the  Company since the Company's
     formation in  1982.   He  has been  a partner  in  the law  firm of  Lynch,
     Chappell & Alsup since 1970.

          There are no family relationships between any of the Directors or officers of the Company, except that Patricia R. Elledge is the daughter of Joe G. Roper.

     Item 11.  EXECUTIVE COMPENSATION

          The  discussion  under  "Executive  Compensation"  in  the   Company's
     definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 1999 annual meeting of shareholders is incorporated herein by reference.

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 1999 annual meeting of stockholders is incorporated herein by reference.

                                       PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
                                                                          ----
       (a)1.   See Index  to Financial Statements at Item 8                28

       (a)2.   Financial Statement Schedules
                 Years ended March 31, 1999, 1998 and 1997

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

              Executive Compensation Plans and Arrangements
              (Exhibits 10.1 through and including Exhibit 10.26 constitute executive compensation plans and arrangements of the Registrant)

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

            Exhibit 10.10 - Bonus Agreement dated October 2, 1997, between Joe
              G. Roper and the Registrant.   (Incorporated by reference to
              Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.11 -  Bonus  Agreement dated  October  2, 1997, between
              Thomas C. Brown and the Registrant.    (Incorporated by reference
              to Exhibit 10.2 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.12 - Bonus Agreement dated October 2, 1997, between David
              N. Fitzgerald and the Registrant. (Incorporated by reference to Exhibit 10.3 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.13  - Bonus  Agreement  dated October 2, 1997, between
              Donald L. Evans and the Registrant.    (Incorporated by reference
              to Exhibit 10.4 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.14 - Bonus Agreement dated October 2, 1997, between
              Patricia  R.  Elledge  and   the  Registrant.    (Incorporated  by
              reference to Exhibit 10.5 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.15 - Bonus  Agreement dated October 2, 1997, between Don
              H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit  10.16  - Bonus  Agreement  dated October  2,  1997, between
              Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.7 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

            Exhibit 10.17 - 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated November 12, 1998)

           *Exhibit 10.18 - Incentive Stock Option Agreement dated September 1,
              1998, between Don H. Lawson and the Registrant.

           *Exhibit 10.19 - Incentive Stock Option Agreement dated September 1,
              1998, between Jeffrey D. Phillips and the Registrant.

           *Exhibit 10.20 - Incentive Stock Option Agreement dated September 1,
              1998, between Patricia R. Elledge and the Registrant.

           *Exhibit 10.21 - Incentive Stock Option Agreement dated September 1,
              1998, between Joe G. Roper and the Registrant.

           *Exhibit 10.22 - Incentive Stock Option Agreement dated September 1,
              1998, between Thomas C. Brown and the Registrant.

           *Exhibit 10.23 - First Amended and Restated Nonstatutory Stock Option
              Agreement dated September 1, 1998, between Patricia R. Elledge and the Registrant.

           *Exhibit 10.24 - First Amended and Restated Nonstatutory Stock Option
              Agreement dated September 1, 1998, between Jeffrey D. Phillips and the Registrant.

           *Exhibit 10.25 - First Amended and Restated Nonstatutory Stock Option
              Agreement dated September 1, 1998, between Joe G. Roper and the Registrant.

           *Exhibit 10.26 - First Amended and Restated Nonstatutory Stock Option
              Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant.

            Exhibit  10.27 -  Form  of Stock  Purchase  Agreement, dated as of
              February 13, 1997, between  the  Registrant and  the stockholders
              named therein  (Incorporated  by  reference   to  Exhibit  10.1
              in the Registrant's Registration Statement on Form S-3,
              No. 333-23391)

            Exhibit 10.28 - Loan Agreement dated May 26, 1998 between Norwest
              Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.18 in Registrant's Annual Report on Form 10-K dated June 26, 1998)

           *Exhibit 23.1 - Consent of Arthur Andersen LLP

           *Exhibit 23.2 - Consent of Joe C. Neal & Associates

           *Exhibit 27 - Financial Data Schedule

     ----------------------------------
     *Filed herewith

     (b)  No  reports on Form 8-K were  filed during the last quarter  of fiscal
     1999.

                                                                     Schedule II
                                                                     -----------



                              TMBR/SHARP DRILLING, INC.

                          Valuation and Qualifying Accounts

                      Years ended March 31, 1999, 1998 and 1997

                                    (In thousands)



                                                        Recoveries
                              Balance at   Additions    or other     Balance
                              beginning    charged to   reserve      at end
         Description          of year      operations   reductions   of year
     ---------------------    ----------   ----------   ----------   -------

     Allowance for
       doubtful accounts:

               1999            $ 1,135      $  214        $    --    $ 1,349

               1998            $ 1,135      $   --        $    --    $ 1,135

               1997            $ 1,225      $   --        $    90    $ 1,135

                                      SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TMBR/SHARP DRILLING, INC.




     June 29, 1999                           By /s/ Thomas C. Brown
                                                --------------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



     June 29, 1999                               /s/ Thomas C. Brown
                                                -------------------------------
                                                Thomas C. Brown, Chairman
                                                of the Board of Directors
                                                (Principal Executive Officer)


     June 29, 1999                               /s/ Joe G. Roper
                                                -------------------------------
                                                Joe G. Roper, President and
                                                Director


     June 29, 1999                              /s/ Patricia R. Elledge
                                                --------------------------------
                                                Patricia R. Elledge, Controller/
                                                Treasurer (Principal Financial
                                                Officer)


     June 29, 1999                               /s/ David N. Fitzgerald
                                                --------------------------------
                                                David N. Fitzgerald, Director



     June 29, 1999                               /s/ Donald L. Evans
                                                --------------------------------
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

     Exhibit 10.10  Bonus Agreement dated October 2, 1997, between
                    Joe    G.    Roper   and    the   Registrant.
                    (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.11  Bonus Agreement dated October 2, 1997, between
                    Thomas   C.   Brown   and   the   Registrant.
                    (Incorporated by reference to Exhibit 10.2 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.12  Bonus Agreement dated October 2, 1997, between
                    David  N.  Fitzgerald  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.3 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.13  Bonus Agreement dated October 2, 1997, between
                    Donald   L.   Evans   and   the   Registrant.
                    (Incorporated by reference to Exhibit 10.4 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.14  Bonus Agreement dated October 2, 1997, between
                    Patricia  R.  Elledge  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.5 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.15  Bonus Agreement dated October 2, 1997, between
                    Don   H.   Lawson    and   the    Registrant.
                    (Incorporated by reference to Exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.16  Bonus Agreement dated October 2, 1997, between
                    Jeffrey  D.  Phillips  and   the  Registrant.
                    (Incorporated by reference to Exhibit 10.7 in Registrant's Quarterly Report on Form 10-Q dated February 11, 1998)

     Exhibit 10.17 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly
                    Report on Form 10-Q dated November 12, 1998)

     *Exhibit 10.18 Incentive Stock Option Agreement dated September 1,    65
                    1998,   between   Don  H.   Lawson   and  the
                    Registrant.

     *Exhibit 10.19 Incentive Stock Option Agreement dated September 1,    69
                    1998,  between Jeffrey  D.  Phillips and  the
                    Registrant.

     *Exhibit 10.20 Incentive Stock Option Agreement dated September 1,    73
                    1998, between  Patricia  R. Elledge  and  the
                    Registrant.

     *Exhibit 10.21 Incentive Stock Option Agreement dated September 1,    77
                    1998,   between  Joe   G.   Roper   and   the
                    Registrant.

     *Exhibit 10.22 Incentive Stock Option Agreement dated September 1,    81
                    1998,  between   Thomas  C.  Brown   and  the
                    Registrant.

     *Exhibit 10.23 First Amended and Restated Nonstatutory Stock Option   85
                    Agreement  dated  September 1,  1998, between
                    Patricia R. Elledge and the Registrant.

     *Exhibit 10.24 First Amended and Restated Nonstatutory Stock Option   90
                    Agreement  dated  September 1,  1998, between
                    Jeffrey D. Phillips and the Registrant.

     *Exhibit 10.25 First Amended and Restated Nonstatutory Stock Option   95
                    Agreement  dated  September 1,  1998, between
                    Joe G. Roper and the Registrant.

     *Exhibit 10.26 First Amended and Restated Nonstatutory Stock Option  100
                    Agreement  dated  September 1,  1998, between
                    Thomas C. Brown and the Registrant.

     Exhibit 10.27 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

     Exhibit 10.28  Loan Agreement dated May 26, 1998 between Norwest
                    Bank,  Texas  N.   A.  and  the   Registrant.
                    (Incorporated by reference  to Exhibit  10.18
                    in Registrant's Annual Report on Form 10-K dated June 26, 1998)

     *Exhibit 23.1  Consent of Arthur Andersen LLP                        105

     *Exhibit 23.2  Consent of Joe C. Neal & Associates                   106

     *Exhibit 27    Financial Data Schedule                               107

     --------------------
          *Filed herewith

                           INCENTIVE STOCK OPTION AGREEMENT


               THIS INCENTIVE STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Don H. Lawson ("Employee").

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock, $.10 par value, of the Company (the "Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option (the "Option") to purchase all or any part of any aggregate of 17,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option is intended to constitute an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of the Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of grant of this Option. For all purposes of this Agreement, the fair market value of the Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, in whole or in part, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after March 9, 1999.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the Company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in the performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

               This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in cash (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) and (b). No fraction of a share of Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the exercise price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results In compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations, and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:
                                             ----------------------------
                                             Joe G. Roper, President



                                             ---------------------------
                                             Don H. Lawson

                           INCENTIVE STOCK OPTION AGREEMENT


               THIS INCENTIVE STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Jeffrey D. Phillips ("Employee").

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock, $.10 par value, of the Company (the "Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option (the "Option") to purchase all or any part of any aggregate of 22,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option is intended to constitute an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of the Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of grant of this Option. For all purposes of this Agreement, the fair market value of the Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, in whole or in part, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after March 9, 1999.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the Company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in the performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

               This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in cash (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) and (b). No fraction of a share of Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the exercise price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results In compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations, and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:  --------------------------
                                             Joe G. Roper, President



                                             --------------------------
                                             Jeffrey D. Phillips

                           INCENTIVE STOCK OPTION AGREEMENT


               THIS INCENTIVE STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Patricia R. Elledge ("Employee").

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock, $.10 par value, of the Company (the "Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option (the "Option") to purchase all or any part of any aggregate of 22,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option is intended to constitute an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of the Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of grant of this Option. For all purposes of this Agreement, the fair market value of the Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, in whole or in part, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after March 9, 1999.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the Company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in the performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

               This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in cash (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) and (b). No fraction of a share of Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the exercise price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results In compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations, and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:
                                             --------------------------
                                             Joe G. Roper, President



                                             --------------------------
                                             Patricia R. Elledge

                           INCENTIVE STOCK OPTION AGREEMENT


               THIS INCENTIVE STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Joe G. Roper ("Employee").

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock, $.10 par value, of the Company (the "Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option (the "Option") to purchase all or any part of any aggregate of 72,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option is intended to constitute an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of the Stock purchased pursuant to the exercise of this Option shall be $4.5375 per share, which has been determined to be the fair market value of the Stock at the date of grant of this Option. For all purposes of this Agreement, fair market value of the Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, and subject further to the right of accumulation, this Option may be exercised as to 22,000 shares on March 9, 1999; as much as 44,000 shares on March 9, 2000; as much as 66,000 shares on March 9, 2001; and as to the remaining 6,000 shares, on March 9, 2002. To the extent Employee does not in any period purchase all or any part of the shares to which Employee is entitled, Employee has the right cumulatively thereafter to purchase any shares not so purchased and such right shall continue until this Option terminates or expires, but in no event may the aggregate fair market value (determined as of the time this Option is granted) of the Stock with respect to which this Option is exercisable for the first time under the terms of the Plan exceed $100,000 during any calendar year.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the Company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in the performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

               This Option shall not be exercisable in any event after the expiration of five years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in cash (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) and (b). No fraction of a share of Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the exercise price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to

          Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results In compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations, and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.



                                        By:
                                             ----------------------------
                                             Thomas C. Brown, Chairman of
                                             the Board of Directors



                                             ----------------------------
                                             Joe G. Roper

                           INCENTIVE STOCK OPTION AGREEMENT


               THIS INCENTIVE STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Thomas C. Brown ("Employee").

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock, $.10 par value, of the Company (the "Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option (the "Option") to purchase all or any part of any aggregate of 72,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option is intended to constitute an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of the Stock purchased pursuant to the exercise of this Option shall be $4.5375 per share, which has been determined to be the fair market value of the Stock at the date of grant of this Option. For all purposes of this Agreement, fair market value of the Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, and subject further to the right of accumulation, this Option may be exercised as to 22,000 shares on March 9, 1999; as much as 44,000 shares on March 9, 2000; as much as 66,000 shares on March 9, 2001; and as to the remaining 6,000 shares, on March 9, 2002. To the extent Employee does not in any period purchase all or any part of the shares to which Employee is entitled, Employee has the right cumulatively thereafter to purchase any shares not so purchased and such right shall continue until this Option terminates or expires, but in no event may the aggregate fair market value (determined as of the time this Option is granted) of the Stock with respect to which this Option is exercisable for the first time under the terms of the Plan exceed $100,000 during any calendar year.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the Company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in the performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

               This Option shall not be exercisable in any event after the expiration of five years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in cash (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) and (b). No fraction of a share of Stock shall be issued by the Company upon exercise of an Option or accepted by the Company in payment of the exercise price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to

          Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results In compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations, and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Securities Act of 1933, as amended (the "Act"), and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state. In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all persons lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                   TMBR/SHARP DRILLING, INC.



                                   By:
                                        --------------------------
                                        Joe G. Roper, President



                                        --------------------------
                                        Thomas C. Brown

                              FIRST AMENDED AND RESTATED
                         NONSTATUTORY STOCK OPTION AGREEMENT


               THIS FIRST AMENDED AND RESTATED NONSTATUTORY STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Patricia R. Elledge ("Employee").

               WHEREAS, on the 3rd day of September, 1996, Employee was granted a nonstatutory stock option to purchase 20,000 shares of the Company's common stock, $.10 par value per share, at an exercise price of $7.75 per share;

               WHEREAS, Employee has exercised the above-described stock option to the extent of 10,000 shares of common stock, and 10,000 shares remain available to be purchased under such option;

               WHEREAS, the Board of Directors of the Company has reduced the exercise price of the Employee's option from $7.75 per share to $4.125 per share, subject to Employee's approval;

               WHEREAS, the Company and the Employee desire to enter into this First Amended and Restated Nonstatutory Stock Option
          Agreement for the purpose of amending the exercise price of the nonstatutory stock option granted to Employee on September 3, 1996;

               NOW, THEREFORE, the Company and the Employee hereby amend and restate the Nonstatutory Stock Option Agreement to read in its entirety as follows:

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock of the Company ("Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option ("Option") to purchase all or any part of an aggregate of 10,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option shall not be treated as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of gant of this Option. For all purposes of this Agreement, fair market value of Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after May 1, 1997.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

          This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in case (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) or (b). No fraction of a share of Stock shall by issued by the Company upon exercise of an Option or accepted by the Company in payment of the purchase price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results in compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee understands that at the time of the execution of this Agreement the shares of Stock to be issued upon exercise of this Option have not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities law. The Company may effect such a registration in the future; however, until the shares of Stock acquirable upon the exercise of the Option have been registered for issue under the Act, the Company will not issue such shares unless the holder of the Option provides the Company with a written opinion of legal counsel, who shall be satisfactory to the Company, addressed to the Company and satisfactory in form and substance to the Company's counsel, to the effect that the proposed issuance of such shares to such Option holder may be made without registration under the Act. In the event exemption from registration under the Act is available upon an exercise of this Option, Employee (or the person permitted to exercise this Option in the event of Employee's death), if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

               Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall be acquired for investment without a view to distribution, within the meaning of the Act, and shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Act and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state.

               In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of the shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all person s lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               9. Amendment and Restatement. This Agreement amends and restates in its entirety that certain Nonstatutory Stock Option Agreement, dated as of September 3, 1996 (the "Prior Agreement"), between the Company and Employee. By Employee's execution hereof, Employee acknowledges and agrees that the Prior Agreement is cancelled and is of no further force and effect and that this

          Agreement supersedes in all respects the Prior Agreement. Employee further agrees to deliver and return the original Prior Agreement to the Company promptly after Employee's execution of this Agreement.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:
                                             --------------------------
                                             Joe G. Roper, President




                                             --------------------------
                                             Patricia R. Elledge

                              FIRST AMENDED AND RESTATED
                         NONSTATUTORY STOCK OPTION AGREEMENT


               THIS FIRST AMENDED AND RESTATED NONSTATUTORY STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Jeffrey D. Phillips ("Employee").

               WHEREAS, on the 3rd day of September, 1996, Employee was granted a nonstatutory stock option to purchase 20,000 shares of the Company's common stock, $.10 par value per share, at an exercise price of $7.75 per share;

               WHEREAS, Employee has exercised the above-described stock option to the extent of 10,000 shares of common stock, and 10,000 shares remain available to be purchased under such option;

               WHEREAS, the Board of Directors of the Company has reduced the exercise price of the Employee's option from $7.75 per share to $4.125 per share, subject to Employee's approval;

               WHEREAS, the Company and the Employee desire to enter into this First Amended and Restated Nonstatutory Stock Option
          Agreement for the purpose of amending the exercise price of the nonstatutory stock option granted to Employee on September 3, 1996;

               NOW, THEREFORE, the Company and the Employee hereby amend and restate the Nonstatutory Stock Option Agreement to read in its entirety as follows:

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock of the Company ("Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option ("Option") to purchase all or any part of an aggregate of 10,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option shall not be treated as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of gant of this Option. For all purposes of this Agreement, fair market value of Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after May 1, 1997.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

          This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in case (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) or (b). No fraction of a share of Stock shall by issued by the Company upon exercise of an Option or accepted by the Company in payment of the purchase price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results in compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee understands that at the time of the execution of this Agreement the shares of Stock to be issued upon exercise of this Option have not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities law. The Company may effect such a registration in the future; however, until the shares of Stock acquirable upon the exercise of the Option have been registered for issue under the Act, the Company will not issue such shares unless the holder of the Option provides the Company with a written opinion of legal counsel, who shall be satisfactory to the Company, addressed to the Company and satisfactory in form and substance to the Company's counsel, to the effect that the proposed issuance of such shares to such Option holder may be made without registration under the Act. In the event exemption from registration under the Act is available upon an exercise of this Option, Employee (or the person permitted to exercise this Option in the event of Employee's death), if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

               Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall be acquired for investment without a view to distribution, within the meaning of the Act, and shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Act and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state.

               In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of the shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all person s lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               9. Amendment and Restatement. This Agreement amends and restates in its entirety that certain Nonstatutory Stock Option Agreement, dated as of September 3, 1996 (the "Prior Agreement"), between the Company and Employee. By Employee's execution hereof, Employee acknowledges and agrees that the Prior Agreement is cancelled and is of no further force and effect and that this

          Agreement supersedes in all respects the Prior Agreement. Employee further agrees to deliver and return the original Prior Agreement to the Company promptly after Employee's execution of this Agreement.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:
                                             --------------------------
                                             Joe G. Roper, President




                                             --------------------------
                                             Jeffrey D. Phillips

                              FIRST AMENDED AND RESTATED
                         NONSTATUTORY STOCK OPTION AGREEMENT


               THIS FIRST AMENDED AND RESTATED NONSTATUTORY STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Joe G. Roper ("Employee").

               WHEREAS, on the 3rd day of September, 1996, Employee was granted a nonstatutory stock option to purchase 100,000 shares of the Company's common stock, $.10 par value per share, at an exercise price of $7.75 per share;

               WHEREAS, the Board of Directors of the Company has reduced the exercise price of the Employee's option from $7.75 per share to $4.125 per share, subject to Employee's approval;

               WHEREAS, the Company and the Employee desire to enter into this First Amended and Restated Nonstatutory Stock Option
          Agreement for the purpose of amending the exercise price of the nonstatutory stock option granted to Employee on September 3, 1996;

               NOW, THEREFORE, the Company and the Employee hereby amend and restate the Nonstatutory Stock Option Agreement to read in its entirety as follows:

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock of the Company ("Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option ("Option") to purchase all or any part of an aggregate of 100,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option shall not be treated as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of gant of this Option. For all purposes of this Agreement, fair market value of Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after May 1, 1997.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

          This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in case (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) or (b). No fraction of a share of Stock shall by issued by the Company upon exercise of an Option or accepted by the Company in payment of the purchase price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results in compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee understands that at the time of the execution of this Agreement the shares of Stock to be issued upon exercise of this Option have not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities law. The Company may effect such a registration in the future; however, until the shares of Stock acquirable upon the exercise of the Option have been registered for issue under the Act, the Company will not issue such shares unless the holder of the Option provides the Company with a written opinion of legal counsel, who shall be satisfactory to the Company, addressed to the Company and satisfactory in form and substance to the Company's counsel, to the effect that the proposed issuance of such shares to such Option holder may be made without registration under the Act. In the event exemption from registration under the Act is available upon an exercise of this Option, Employee (or the person permitted to exercise this Option in the event of Employee's death), if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

               Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall be acquired for investment without a view to distribution, within the meaning of the Act, and shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Act and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state.

               In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of the shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all person s lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               9. Amendment and Restatement. This Agreement amends and restates in its entirety that certain Nonstatutory Stock Option Agreement, dated as of September 3, 1996 (the "Prior Agreement"), between the Company and Employee. By Employee's execution hereof, Employee acknowledges and agrees that the Prior Agreement is cancelled and is of no further force and effect and that this Agreement supersedes in all respects the Prior Agreement. Employee further agrees to deliver and return the original Prior Agreement to the Company promptly after Employee's execution of this Agreement.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:
                                             ------------------------------
                                             Thomas  C. Brown,  Chairman of
                                             the Board of Directors




                                             ------------------------------
                                             Joe G. Roper

                              FIRST AMENDED AND RESTATED
                         NONSTATUTORY STOCK OPTION AGREEMENT


               THIS FIRST AMENDED AND RESTATED NONSTATUTORY STOCK OPTION AGREEMENT (this "Agreement"), dated and effective as of the 1st day of September, 1998, is between TMBR/SHARP DRILLING, INC., a
          Texas   corporation  (the   "Company"),   and  Thomas   C.  Brown
          ("Employee").

               WHEREAS, on the 3rd day of September, 1996, Employee was granted a nonstatutory stock option to purchase 195,000 shares of the Company's common stock, $.10 par value per share, at an exercise price of $7.75 per share;

               WHEREAS, the Board of Directors of the Company has reduced the exercise price of the Employee's option from $7.75 per share to $4.125 per share, subject to Employee's approval;

               WHEREAS, the Company and the Employee desire to enter into this First Amended and Restated Nonstatutory Stock Option Agreement for the purpose of amending the exercise price of the nonstatutory stock option granted to Employee on September 3, 1996;

               NOW, THEREFORE, the Company and the Employee hereby amend and restate the Nonstatutory Stock Option Agreement to read in its entirety as follows:

               To carry out the purposes of the TMBR/SHARP DRILLING, INC. 1994 STOCK OPTION PLAN (the "Plan"), by affording Employee the opportunity to purchase shares of common stock of the Company ("Stock"), and in consideration of the mutual agreements and other matters set forth herein and in the Plan, the Company and Employee hereby agree as follows:

               1. Grant of Option. The Company hereby irrevocably grants to Employee the right and option ("Option") to purchase all or any part of an aggregate of 195,000 shares of Stock, on the terms and conditions set forth herein and in the Plan, which Plan is incorporated herein by reference as a part of this Agreement. This Option shall not be treated as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

               2. Purchase Price. The purchase price of Stock purchased pursuant to the exercise of this Option shall be $4.125 per share, which has been determined to be the fair market value of the Stock at the date of gant of this Option. For all purposes of this Agreement, fair market value of Stock shall be determined in accordance with the provisions of the Plan.

               3. Exercise of Option. Subject to the earlier expiration of this Option as herein provided, this Option may be exercised, by written notice to the Company at its principal executive office addressed to the attention of its President or Chief Executive Officer, at any time and from time to time after May 1, 1997.

               This Option is not transferable by Employee otherwise than by will or the laws of descent and distribution, and may be exercised only by Employee during Employee's lifetime and while Employee remains an employee of the Company, except that:

               (a) If Employee's employment with the Company terminates by reason of disability (within the meaning of Section 22(e)(3) of the Code), this Option may be exercised in full by Employee (or Employee's estate or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) at any time during the period of one year following such termination.

               (b) If Employee dies while in the employ of the company, Employee's estate, or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee, may exercise this Option in full at any time during the period of one year following the date of Employee's death.

               (c) If Employee's employment with the Company terminates for any reason other than as described in (a) or (b) above, unless Employee is terminated for cause, this Option may be exercised by Employee at any time during the period of three months following such termination, or by Employee's estate (or the person who acquires this Option by will or the laws of descent and distribution or otherwise by reason of the death of Employee) during a period of one year following Employee's death if Employee dies during such three-month period, but in each case only as to the number of shares Employee was entitled to purchase hereunder upon exercise of this Option as of the date Employee's employment so terminates. For purposes of this Agreement, "cause" shall mean Employee's gross negligence or willful misconduct in performance of the duties of Employee's employment, or Employee's final conviction of a felony or of a misdemeanor involving moral turpitude.

          This Option shall not be exercisable in any event after the expiration of ten years from the date of grant hereof. The purchase price of shares as to which this Option is exercised shall be paid in full at the time of exercise (a) in case (including check, bank draft or money order payable to the order of the Company), (b) by delivering to the Company shares of Stock having a fair market value equal to the purchase price, or (c) any combination of (a) or (b). No fraction of a share of Stock shall by issued by the Company upon exercise of an Option or accepted by the Company in payment of the purchase price thereof; rather, Employee shall provide a cash payment for such amount as is necessary to effect the issuance and acceptance of only whole shares of Stock. Unless and until a certificate or certificates representing such shares shall have been issued by the Company to Employee, Employee (or the person permitted to exercise this Option in the event of Employee's death) shall not be or have any of the rights or privileges of a shareholder of the Company with respect to shares acquirable upon an exercise of this Option.

               4. Withholding of Tax. To the extent that the exercise of this Option or the disposition of shares of Stock acquired by exercise of this Option results in compensation income to Employee for federal or state income tax purposes, Employee shall deliver to the Company at the time of such exercise or disposition such amount of money or shares of Stock as the Company may require to meet its obligation under applicable tax laws or regulations and, if Employee fails to do so, the Company is authorized to withhold from any cash or Stock remuneration then or thereafter payable to Employee any tax required to be withheld by reason of such resulting compensation income. Upon an exercise of this Option, the Company is further authorized in its discretion to satisfy any such withholding requirement out of any cash or shares of Stock distributable to Employee upon such exercise.

               5. Status of Stock. Employee understands that at the time of the execution of this Agreement the shares of Stock to be issued upon exercise of this Option have not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities law. The Company may effect such a registration in the future; however, until the shares of Stock acquirable upon the exercise of the Option have been registered for issue under the Act, the Company will not issue such shares unless the holder of the Option provides the Company with a written opinion of legal counsel, who shall be satisfactory to the Company, addressed to the Company and satisfactory in form and substance to the Company's counsel, to the effect that the proposed issuance of such shares to such Option holder may be made without registration under the Act. In the event exemption from registration under the Act is available upon an exercise of this Option, Employee (or the person permitted to exercise this Option in the event of Employee's death), if requested by the Company to do so, will execute and deliver to the Company in writing an agreement containing such provisions as the Company may require to assure compliance with applicable securities laws.

               Employee agrees that the shares of Stock which Employee may acquire by exercising this Option shall be acquired for investment without a view to distribution, within the meaning of the Act, and shall not be sold, transferred, assigned, pledged or hypothecated in the absence of an effective registration statement for the shares under the Act and applicable state securities laws or an applicable exemption from the registration requirements of the Act and any applicable state securities laws. Employee also agrees that the shares of Stock which Employee may acquire by exercising this Option will not be sold or otherwise disposed of in any manner which would constitute a violation of any applicable securities laws, whether federal or state.

               In addition, Employee agrees (i) that the certificates representing the shares of Stock purchased under this Option may bear such legend or legends as the Board of Directors of the Company deems appropriate in order to assure compliance with applicable securities laws, (ii) that the Company may refuse to register the transfer of the shares of Stock purchased under this Option on the stock transfer records of the Company if such proposed transfer would in the opinion of counsel satisfactory to the Company constitute a violation of any applicable securities law and (iii) that the Company may give related instructions to its transfer agent, if any, to stop registration of the transfer of the shares of Stock purchased under this Option.

               6. Employment Relationship. For purposes of this Agreement, Employee shall be considered to be in the employment of the Company as long as Employee remains an employee of either the Company, a parent or subsidiary corporation (as defined in
          Section 424 of the Code) of the Company, or a corporation or a parent or subsidiary of such corporation assuming or substituting a new option for this Option. Any question as to whether and when there has been a termination of such employment, and the cause of such termination, shall be determined by the Board of Directors of the Company, and its determination shall be final.

               7.   Binding Effect.   This Agreement shall  be binding upon
          and inure to the benefit of any successors to the Company and all person s lawfully claiming under Employee.

               8.   Governing Law.   This  Agreement shall be  governed by,
          and construed in accordance with, the laws of the State of Texas.

               9. Amendment and Restatement. This Agreement amends and restates in its entirety that certain Nonstatutory Stock Option Agreement, dated as of September 3, 1996 (the "Prior Agreement"), between the Company and Employee. By Employee's execution hereof, Employee acknowledges and agrees that the Prior Agreement is cancelled and is of no further force and effect and that this Agreement supersedes in all respects the Prior Agreement. Employee further agrees to deliver and return the original Prior Agreement to the Company promptly after Employee's execution of this Agreement.

               IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed by its officer thereunto duly authorized, and Employee has executed this Agreement, all as of the day and year first above written.


                                        TMBR/SHARP DRILLING, INC.


                                        By:
                                             --------------------------
                                             Joe G. Roper, President



                                             --------------------------
                                             Thomas C. Brown

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

          Dallas, Texas,
            June 29, 1999

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


          Midland, Texas
            June 29, 1999