Form 10-Q
period 1999-06-30
TMBR SHARP DRILLING INC
filed 1999-08-13
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

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

          Common Stock, $.10 Par Value          Outstanding at August 9, 1999
                (Title of Class)                         4,710,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, June 30, 1999 and
                  March 31, 1999 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended June 30, 1999 and 1998 . . . . . . . . . . . . .   5

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   7

                Statements of Cash Flows, Three Months
                  Ended June 30, 1999 and 1998 . . . . . . . . . . . . .   8

                Notes to Financial Statements  . . . . . . . . . . . . .   9

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  13


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  16

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  16

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1999 (Unaudited) and March 31, 1999
                        (In thousands, except per share data)



                                                   June 30,
                                                     1999            March 31,
       ASSETS                                     (Unaudited)          1999
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $    968         $   1,195
       Marketable securities                             49                49
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,349 at both
           June 30, and March 31, 1999                3,107             3,451
       Inventories                                       55                94
       Deposits                                          73                73
       Other                                            510               567
                                                    --------          --------
         Total current assets                         4,762             5,429
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            49,034            48,868
       Oil and gas properties, based on
         successful efforts accounting               19,152            18,742
       Other property and equipment                   3,569             3,569
                                                    --------          --------
                                                     71,755            71,179

     Less accumulated depreciation,
       depletion and amortization                   (58,412)          (57,858)
                                                    --------          --------

         Net property and equipment                  13,343            13,321
                                                    --------          --------

     Other assets                                       173               173
                                                    --------          --------
         Total assets                              $ 18,278          $ 18,923
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                     June 30, 1999 (Unaudited) and March 31, 1999
                        (In thousands, except per share data)


                                                  June 30,
                                                    1999            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1999
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   1,862          $  1,424
       Other                                            437               764
                                                    --------          --------
          Total current liabilities                   2,299             2,188
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued 5,979,625 shares at
         June 30, and March 31, 1999                    598               598
       Additional paid-in capital                    69,429            69,429
       Accumulated deficit                          (53,860)          (53,104)
       Accumulated other comprehensive
         income (loss)                                  (38)              (38)
       Treasury stock-common, 1,268,739
         shares at June 30, and
         March 31, 1999, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 15,979            16,735
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  18,278         $  18,923
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     1,723       $     6,270
          Oil and gas                                   481               499
                                                 -----------       -----------
              Total revenues                          2,204             6,769
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           1,712             4,587
          Oil and gas production                        245               175
          Dry holes and abandonments                     81               196
          Depreciation, depletion and
            amortization                                554               720
          General and administrative                    402               449
                                                 -----------       -----------
              Total operating costs
                and expenses                          2,994             6,127
                                                 -----------       -----------
              Operating (loss) income                  (790)              642
                                                 -----------       -----------

       Other income:
          Interest                                       17                42
          Gain on sales of assets                        --                 4
          Other, net                                     17                --
                                                 -----------       -----------
          Total other income                             34                46
                                                 -----------       -----------
       Net (loss) income before income
          tax provision                                (756)              688
       Provision for income taxes                        --               (14)
                                                 -----------       -----------

       Net (loss) income                         $     (756)      $       674
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
                Three months ended June 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                            June 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                  $       (.16)       $       .14
       Diluted                                        (.16)               .13
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,710,886
       Diluted                                    4,710,886         5,083,957
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                   Three Months Ended June 30, 1999 (Unaudited) and

                         Year Ended March 31, 1999 (Audited)

                                    (In thousands)



                                                                                  Accumulated
                                       Common Stock     Additional                   Other       Treasury Stock     Total
                                      --------------     Paid-In     Accumulated  Comprehensive  --------------  Stockholders'
                                      Shares  Amount     Capital       Deficit    Income (Loss)  Shares  Amount     Equity
                                      ------  ------     -------     -----------  -------------  ------  ------  ------------
                 Balance,
                   March 31, 1999     5,980   $ 598     $ 69,429      $(53,104)      $ (38)       1,270  $(150)    $16,735

                 Net loss                --      --           --          (756)         --           --     --        (756)
                                      -----    -----     --------      --------        ----      -------  -----     -------

                 Balance,
                   June 30, 1999      5,980   $ 598     $ 69,429      $(53,860)      $ (38)       1,270  $(150)    $15,979
                                      =====    =====     ========      ========        ====      =======  =====     =======

          See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
             For the three months ended June 30, 1999 and 1998 (Unaudited)
                                    (In thousands)


                                                    Three months ended June 30,
                                                  ------------------------------
                                                    1999                 1998
                                                  ---------            ---------
    Cash flows from operating activities:
      Net (loss) income                             $ (756)            $    674
      Adjustments to reconcile net (loss) income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                               554                  720
           Dry holes and abandonments                   81                  196
           Gain on sales of assets                      --                   (4)
           Changes in assets and liabilities:
            Trade receivables                          344                  484
            Deposits                                    --                  (31)
            Inventories and other assets                96                   60
            Trade payables                             438                1,602
            Accrued interest and other liabilities    (327)                (752)
                                                   --------             --------
             Total adjustments                       1,186                2,275
                                                   --------             --------
             Net cash provided by
              operating activities                     430                2,949

    Cash flows from investing activities:
      Additions to property and equipment             (657)              (1,033)
      Proceeds from sales of property and
        equipment                                       --                   52
                                                   --------             --------
             Net cash required by
              investing activities                    (657)                (981)

    Cash flows from financing activities:
      Issuance of common stock                          --                   --
                                                   --------             --------
             Net cash provided by
              financing activities                      --                   --
                                                   --------             --------
             Net (decrease) increase in
              cash and cash equivalents               (227)               1,968

    Cash and cash equivalents at beginning
      of period                                      1,195                1,623
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $   968              $ 3,591
                                                   ========             ========

    See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                            NOTES TO FINANCIAL STATEMENTS



          The amounts presented in the balance sheet as of March 31, 1999 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 1999 and March 31, 1999, the results of operations for the three months ended June 30, 1999 and 1998, and the cash flows for the three month periods ended June 30, 1999 and 1998.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 1999 was approximately $49,000. An unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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

          On May 26, 1998, the Company renewed and extended the prior loan agreements with Norwest Bank Texas, N. A.. The amended and restated loan agreement provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the renewed and extended line of credit bear interest at the Norwest Bank base rate and interest is payable monthly. The renewed and extended loan agreement matures on May 26, 2000. No amounts were outstanding under the line of credit on June 30, 1999.


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

                                          Number          Option Price
                                            of         ---------------------
                                          Shares       Per Share       Total
                                          ------       ---------------------

          Outstanding March 31, 1999     572,500    $4.125-4.5375   $ 2,420,963

          Forfeited                       (5,000)       4.125           (20,625)
                                         -------     ------------     ---------
          Outstanding June 30, 1999      567,500    $4.125-4.5375    $2,400,338
                                         =======     ============     =========

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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 1999. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from those forward-looking statements.

     Results of Operations

          Total revenues were $2,204,000 for the three months ended June 30, 1999 which represents a 67% decrease from the same period in 1998. Operating expenses as a percent of revenues were 136% for the three months ended June 30, 1999 versus 91% for the same period of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 16% for the three months ended June 30, 1999 compared to 48% in the same period in 1998.

          Oil  and  gas revenues  decreased by  approximately  4% for  the three
     months ended  June 30,  1999.   Oil and  gas production  expenses increased
     approximately 40% due to major workovers of two wells.

          In fiscal 1999, the Company recognized a non-cash charge of approximately $1.3 million due to a writedown of the carrying value of its oil and gas properties. As a result of this writedown, depreciation, depletion and amortization expense decreased by approximately 23% when compared to the three months ended June 30, 1998.

          Net working capital was $2.5 million at June 30, 1999 compared to $3.2 million at March 31, 1999.

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

          On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5.0 million or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At June 30, 1999, the borrowing base was $19.3 million. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at June 30, 1999. All amounts outstanding under the loan facility mature on May 26, 2000.

          The Company anticipates that funds for its capital expenditures in fiscal 2000 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

     Trends and Prices

          The contract drilling industry continues to experience decreased demand and declining prices for contract drilling services due to the declines in oil and gas prices. The Company has and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. In late 1998 and the first quarter of 1999, oil and gas prices decreased significantly. Although oil and gas prices have rebounded, there has been no substantial increase in the demand for contract drilling services.

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

          At June 30, 1999, the Company had completed updating and testing its information systems for Year 2000 compliance and has determined that the Year 2000 issues directly related to its information systems will not have a material impact on its business, operations nor its financial position. The cost of planning, implementing and testing the Company's information systems was minimal and immaterial to its operations as a whole.

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

     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:
               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     August 13, 1999                  By:  /s/  Patricia R. Elledge
     ---------------                       --------------------------
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