Form 10-Q
period 1999-09-30
TMBR SHARP DRILLING INC
filed 1999-11-12
CIK 751288

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q
                                 ____________________

     (Mark One)
     (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

          Registrant's telephone number (including area code) (915) 699-5050

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

          Common Stock, $.10 Par Value         Outstanding at November 8, 1999
                (Title of Class)                         4,710,886

                              TMBR/SHARP DRILLING, INC.
                                   FORM 10-Q REPORT

                                        INDEX



                                                                        Page No.

     Part I.  Financial Information (Unaudited)

       Item 1.  Financial Statements

                Balance Sheets, September 30, 1999 and
                  March 31, 1999 . . . . . . . . . . . . . . . . . . . .   3

                Statements of Operations, Three Months
                  Ended September 30, 1999 and 1998 . .  . . . . . . . .   5

                Statements of Operations, Six Months
                  Ended September 30, 1999 and 1998  . . . . . . . . . .   7

                Statements of Stockholders'
                  Equity   . . . . . . . . . . . . . . . . . . . . . . .   9

                Statements of Cash Flows, Six Months
                  Ended September 30, 1999 and 1998 . .  . . . . . . . .  10

                Notes to Financial Statements  . . . . . . . . . . . . .  11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  . . . . . . . . .  15

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk  . . . . . . . . . . . . . . . . . .  18


     Part II.  Other Information

       Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . .  18

       Item 4.  Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . . .  18

       Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

     PART ONE - FINANCIAL INFORMATION (UNAUDITED)

     Item 1.  FINANCIAL STATEMENTS


                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1999 (Unaudited) and March 31, 1999
                        (In thousands, except per share data)



                                                 September 30,
                                                     1999            March 31,
       ASSETS                                     (Unaudited)          1999
       ------                                    -------------      -----------

     Current assets:
       Cash and cash equivalents                   $    121         $   1,195
       Marketable securities                             49                49
       Trade receivables,
         net of allowance for doubtful
           accounts of $1,349 at both
           September 30, and March 31, 1999           3,644             3,451
       Inventories                                       58                94
       Deposits                                          73                73
       Other                                            458               567
                                                    --------          --------
         Total current assets                         4,403             5,429
                                                    --------          --------

     Property and equipment, at cost:
       Drilling equipment                            49,383            48,868
       Oil and gas properties, based on
         successful efforts accounting               19,573            18,742
       Other property and equipment                   3,569             3,569
                                                    --------          --------
                                                     72,525            71,179

     Less accumulated depreciation,
       depletion and amortization                   (58,910)          (57,858)
                                                    --------          --------

         Net property and equipment                  13,615            13,321
                                                    --------          --------

     Other assets                                       173               173
                                                    --------          --------
         Total assets                              $ 18,191          $ 18,923
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                                    BALANCE SHEETS
                  September 30, 1999 (Unaudited) and March 31, 1999
                        (In thousands, except per share data)


                                                September 30,
                                                    1999            March 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)          1999
     ------------------------------------       ------------       -----------

     Current liabilities:
       Trade payables                             $   1,515          $  1,424
       Other                                            847               764
                                                    --------          --------
          Total current liabilities                   2,362             2,188
                                                    --------          --------


     Contingencies

     Stockholders' equity:
       Common stock, $0.10 par value
         Authorized, 50,000,000 shares;
         issued 5,979,625 shares at
         September 30, and March 31, 1999               598               598
       Additional paid-in capital                    69,526            69,429
       Accumulated deficit                          (54,107)          (53,104)
       Accumulated other comprehensive
         income (loss)                                  (38)              (38)
       Treasury stock-common, 1,268,739
         shares at September 30, and
         March 31, 1999, at cost                       (150)             (150)
                                                    --------          --------
          Total stockholders' equity                 15,829            16,735
                                                    --------          --------
          Total liabilities and
            stockholders' equity                  $  18,191         $  18,923
                                                    ========          ========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
       Revenues:
          Contract drilling                     $     3,445       $     3,293
          Oil and gas                                   768               506
                                                 -----------       -----------
              Total revenues                          4,213             3,799
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           2,962             2,515
          Oil and gas production                        173               144
          Dry holes and abandonments                    272               392
          Depreciation, depletion and
            amortization                                612               685
          General and administrative                    557               562
                                                 -----------       -----------
              Total operating costs
                and expenses                          4,576             4,298
                                                 -----------       -----------
              Operating (loss) income                  (363)             (499)
                                                 -----------       -----------

       Other income:
          Interest                                        9                51
          Gain on sales of assets                       106                16
          Other, net                                     --                --
                                                 -----------       -----------
          Total other income                            115                67
                                                 -----------       -----------
       Net (loss) income before income
          tax benefit (provision)                      (248)             (432)
       Benefit (provision) for
          income taxes                                   --                 9
                                                 -----------       -----------

       Net (loss) income                         $     (248)      $      (423)
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
              Three months ended September 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                  $       (.05)       $      (.09)
       Diluted                                        (.05)              (.09)
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,710,886
       Diluted                                    4,710,886         4,710,886
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
       Revenues:
          Contract drilling                      $    5,169       $     9,563
          Oil and gas                                 1,249             1,004
                                                 -----------       -----------
              Total revenues                          6,418            10,567
                                                 -----------       -----------

       Operating costs and expenses:
          Contract drilling                           4,675             7,102
          Oil and gas production                        418               319
          Dry holes and abandonments                    353               587
          Depreciation, depletion and
            amortization                              1,166             1,405
          General and administrative                    959             1,011
                                                 -----------       -----------
              Total operating costs
                and expenses                          7,571            10,424
                                                 -----------       -----------
              Operating (loss) income                (1,153)              143
                                                 -----------       -----------

       Other income:
          Interest                                       26                93
          Gain on sales of assets                       106                20
          Other, net                                     18                --
                                                 -----------       -----------
          Total other income                            150               113
                                                 -----------       -----------
       Net (loss) income before income
          tax provision                              (1,003)              256
       Provision for income taxes                        --                (5)
                                                 -----------       -----------

       Net (loss) income                         $   (1,003)      $       251
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF OPERATIONS
               Six months ended September 30, 1999 and 1998 (Unaudited)
                        (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------

     Net (loss) income per common share:

       Basic                                      $    (.21)      $       .05
       Diluted                                         (.21)              .05
                                                 ===========       ===========

     Weighted average number of
       common shares outstanding:

       Basic                                      4,710,886         4,710,886
       Diluted                                    4,710,886         5,311,259
                                                 ===========       ===========

     See accompanying notes to financial statements.

                              TMBR/SHARP DRILLING, INC.

                          STATEMENTS OF STOCKHOLDERS EQUITY

                 Six Months Ended September 30, 1999 (Unaudited) and

                         Year Ended March 31, 1999 (Audited)

                                    (In thousands)




                                                                            Accumulated
                               Common Stock     Additional                     Other       Treasury Stock       Total
                              --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                              Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                              ------  ------     -------     -----------   -------------   ------  ------    ------------
         Balance,
           March 31, 1999     5,980   $ 598     $ 69,429      $(53,104)        $(38)        1,270  $(150)      $16,735

         Grant of
           Stock Options         --      --           97            --           --            --     --            97

         Net loss                --      --           --        (1,003)          --            --     --        (1,003)
                              -----    -----     --------      --------         ----       -------  -----       -------

         Balance,
           September 30,
             1999             5,980   $ 598     $ 69,526      $(54,107)        $(38)        1,270  $(150)      $15,829
                              =====    =====     ========      ========         ====       =======  =====       =======

     See accompanying notes to financial statements.

                               TMBR/SHARP DRILLING, INC.
                               STATEMENTS OF CASH FLOWS
           For the six months ended September 30, 1999 and 1998 (Unaudited)
                                    (In thousands)


                                                  Six months ended September 30,
                                                  ------------------------------
                                                    1999                 1998
                                                  ---------            ---------
    Cash flows from operating activities:
      Net (loss) income                           $ (1,003)            $    251
      Adjustments to reconcile net income
      to net cash provided by
          operating activities:
           Depreciation, depletion and
            amortization                             1,166                1,405
           Dry holes and abandonments                  353                  587
           Gain on sales of assets                    (106)                 (20)
           Grant of stock options                       97                   --
           Changes in assets and liabilities:
            Trade receivables                         (193)               1,963
            Deposits                                    --                  (31)
            Inventories and other assets               145                   50
            Trade payables                              91                  (81)
            Accrued interest and other liabilities      83                 (958)
                                                   --------             --------
             Total adjustments                       1,636                2,915
                                                   --------             --------
             Net cash provided by
              operating activities                     633                3,166

    Cash flows from investing activities:
      Additions to property and equipment           (1,837)              (2,196)
      Proceeds from sales of property and
        equipment                                      130                   69
                                                   --------             --------
             Net cash required by
              investing activities                  (1,707)              (2,127)

    Cash flows from financing activities:
                                                   --------             --------
             Net cash provided by
              financing activities                      --                   --
                                                   --------             --------
             Net (decrease) increase in
              cash and cash equivalents             (1,074)               1,039

    Cash and cash equivalents at beginning
      of period                                      1,195                1,623
                                                   --------             --------
    Cash and cash equivalents at end of
      period                                       $   121              $ 2,662
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


     (1) Management's Representation

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 1999 and March 31, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998, and the cash flows for the six month periods ended September 30, 1999 and 1998.

          While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


     (2) Summary of Significant Accounting Policies

     Marketable Securities

          Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 1999 was approximately $49,000. An unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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

          On May 26, 1998, the Company renewed, extended and rearranged its loan agreements with Norwest Bank Texas, N.A.. The amended and restated loan agreement provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank base rate and interest is payable monthly. The loan agreement terminates on May 26, 2000. No amounts were outstanding under the line of credit on September 30, 1999.


     (4)  Stockholders' Equity

          1984 Stock Option Plan

          In August 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are outstanding and exercisable under the Plan. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

          On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are outstanding and exercisable as of May 1, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 1999, options to purchase 140,000 shares were exercisable. The remaining 100,000 shares will become exercisable over a three year period. The following table sets forth certain information concerning these options.

                                          Number
                                            of              Option
                                          Shares         Exercise Price
                                        Underlying     -------------------
                                         Options       Per Share     Total
                                        ----------     -------------------

     Outstanding March  31, 1999         572,500    $4.125-4.5375    $2,420,963

     Forfeited                            (5,000)        4.125          (20,625)
                                         -------     ------------     ---------

     Outstanding September 30,
       1999                              567,500    $4.125-4.5375    $2,400,338
                                         =======     ============     =========

          1998 Stock Option Plan

          In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock. These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options.

          In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expires on February 17, 2002.

     (6)  Employee Benefits

          Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which was a 401(K) profit sharing plan. Company contributions were discretionary and were set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation. The Company terminated the 401(K) plan effective May 5, 1999.

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

     Results of Operations

          Total revenues were $4,213,000 and $6,418,000 for the three and six months ended September 30, 1999 which represents an 11% increase for the three months ended September 30, 1999 and a 39% decrease for the six months ended September 30, 1999 when compared to the same periods in 1998. Operating expenses as a percent of revenues were 109% and 118% for the three and six months ended September 30, 1999 versus 113% and 99% for the same periods of the prior year. Although the Company has seen a slight increase in demand during the three months ended September 30, 1999, the six month operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. In recent weeks, the Company has experienced an approximate 10% increase in the average price received for contract drilling services. But, six month results are negatively impacted by downward pressure on the average price received for contract drilling services. Rig utilization rates were 32% and 24% for the three and six months ended September 30, 1999 compared to 29% and 38% in the same periods in 1998.

          Oil and gas revenues increased by approximately 52% and 24% for the three and six months ended September 30, 1999, respectively when compared to the same periods in 1998. This increase is primarily due to the increase in the prices received for crude oil and natural gas. Oil and gas production expenses increased by 20% and 31% for the three and six months ended September 30, 1999 compared to the three and six months ended September 30, 1998. This increase is attributable to major workovers of two wells.

          In fiscal 1999, the Company recognized a non-cash charge of approximately $1.3 million due to a writedown of the carrying value of its oil and gas properties. As a result of this writedown, depreciation, depletion and amortization expense decreased by approximately 11% and 17% compared to the three and six months ended September 30, 1998.

          Net working capital was $2.0 million at September 30, 1999 compared to $3.2 million at March 31, 1999.

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

          On May 26, 1998, the Company renewed, extended and consolidated the prior loan facilities with Norwest. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5.0 million or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At September 30, 1999, the borrowing base was $21.1 million. Borrowings under the line of credit are secured by the

     Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate and interest is payable monthly. The Company did not have any borrowings outstanding at September 30, 1999. All amounts outstanding under the loan facility mature on May 26, 2000.

          The Company anticipates that funds for its capital expenditures in fiscal 2000 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

     Trends and Prices

          Although the Company's six month results are negatively affected by lack of demand and low oil and gas prices, during the month of September the Company experienced an increase in demand and an increase in the prices received for contract drilling services. This increase is attributable to the recent rise in oil and gas prices. The Company has and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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


     Year 2000 Issues

          The Year 2000 (Y2K) issue is the risk that systems, products and equipment utilizing date-sensitive software of computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could result in interruptions of the Company's business which could have a material adverse impact on the Company. Significant uncertainty exists concerning the potential effects associated with such compliance as systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

          In order to address the Year 2000 issue, the Board of Directors appointed a committee consisting of the President, Chief Financial Officer and Legal Counsel to assist the Company in its Year 2000 efforts.

          At September 30, 1999, the Company had completed updating and testing its information systems for Year 2000 compliance and believes that its internal information systems will be able to properly process and perform

     Year 2000 functions. The cost of planning, implementing and testing the Company's internal information systems has not been material to the Company's operations as a whole.

          The Company believes that its greatest risk for Year 2000 issues that may adversely effect the Company's operations is in the area of third party computer systems that are not Year 2000 compliant and which, as a result, may cause interruptions in the Company's normal business operations. The Year 2000 committee prepared a questionnaire which was sent to all significant customers, suppliers, purchasers and vendors, to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company has received written assurances from approximately 50% of its purchasers, suppliers and customers who responded as being Year 2000 compliant. The third party confirmation process is still ongoing.

          Currently, the Company has a contingency plan in effect but will continue to monitor and assess Year 2000 issues and the contingency plan will be amended as needed until December 31, 1999.

          If any of the Company's significant vendors, customers, purchasers and local, state, federal and other U. S. government entities do not successfully and timely achieve Year 2000 compliance, the Company's business, operations or financial position could be materially and adversely affected. In addition, there can be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers, purchasers and local, state, federal and other U. S. government entities would not materially and adversely affect the Company's business, financial condition or operating results.


     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 1999, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

          At September 30, 1999, the Company did not have any amounts outstanding under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company would be subject to interest rate risk if the line of credit was utilized.


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

          The Company's annual meeting of stockholders was held on August 31, 1999. At the meeting, the following persons were elected to serve as Directors of the Company until the 2000 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas C. Brown, (2) Donald L. Evans, (3) David N. Fitzgerald and (4) Joe
     G. Roper.

          Set forth below is a tabulation of votes with respect to each nominee for Director:

                                            Votes       Votes
                                            Cast        Cast       Votes            Broker
     Name                      For         Against    Withheld     Abstentions      Non-Votes
     ----                      -----       -------    --------     -----------      ---------
     Thomas C. Brown         3,521,586     27,688        --            --              --
     Donald L. Evans         3,521,588     27,686        --            --              --
     David N. Fitzgerald     3,521,338     27,936        --            --              --
     Joe G. Roper            3,521,588     27,686        --            --              --

          The 1998 Stock Option Plan which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock was adopted at the annual meeting of stockholders on August 31, 1999.

          Set forth below is a tabulation of votes with respect to the 1998 Stock Option Plan:

            Votes       Votes
            Cast        Cast        Votes                        Broker
            For         Against     Withheld     Abstentions     Non-Votes
            -----       -------     --------     -----------     ---------
          1,826,751     81,811         --           7,119        1,633,593


     Item 6.  Exhibits and reports on Form 8-K.

          (a)  Exhibits:

               3.1 - Articles of Incorporation of the Company, as amended. (Incorporated by reference to exhibit 3.1 in Registrant's Annual Report on Form 10-K dated June 28, 1991)

               3.2  - Bylaws  of the Registrant,  as amended.   (Incorporated by
                    reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                      SIGNATURES




          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TMBR/SHARP DRILLING, INC.




     November 12, 1999                By:  /s/  Patricia R. Elledge
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

       3.2          Bylaws  of the  Registrant,  as amended.   (Incorporated  by
                    reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

       27*          Financial Data Schedule

     --------------------------
     *Filed herewith.