Form 10-Q
period 1999-12-31
TMBR SHARP DRILLING INC
filed 2000-02-11
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1999

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at February 8, 2000
           (Title of Class)                         4,820,886

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, December 31, 1999 and
             March 31, 1999 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended December 31, 1999 and 1998 . . . . . . . . . . .   5

           Statements of Operations, Nine Months
             Ended December 31, 1999 and 1998 . . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Nine Months
             Ended December 31, 1999 and 1998 . . . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  16

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  19


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  19

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  19

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 1999 (Unaudited) and March 31, 1999
                   (In thousands, except per share data)



                                                 December 31,
                                                    1999            March 31,
  ASSETS                                         (Unaudited)          1999
  ------                                        -------------      -----------

Current assets:
  Cash and cash equivalents                           $ 695         $   1,195
  Marketable securities                                  49                49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,349 at both
      December 31, and March 31, 1999                 4,518             3,451
  Inventories                                            62                94
  Deposits                                               73                73
  Other                                                 355               567
                                                    --------          --------
    Total current assets                              5,752             5,429
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 49,601            48,868
  Oil and gas properties, based on
    successful efforts accounting                    20,225            18,742
  Other property and equipment                        3,660             3,569
                                                    --------          --------
                                                     73,486            71,179

Less accumulated depreciation,
  depletion and amortization                        (59,610)          (57,858)
                                                    --------          --------

    Net property and equipment                       13,876            13,321
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 19,801          $ 18,923
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 1999 (Unaudited) and March 31, 1999
                   (In thousands, except per share data)


                                                 December 31,
                                                    1999            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          1999
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   1,736          $  1,424
  Borrowings from bank                                  750                --
  Other                                               1,034               764
                                                    --------          --------
     Total current liabilities                        3,520             2,188
                                                    --------          --------


Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,089,625 and 5,979,625
    shares at December 31, and
    March 31, 1999, respectively                        609               598
  Additional paid-in capital                         69,543            69,429
  Accumulated deficit                               (53,683)          (53,104)
  Accumulated other comprehensive
    income (loss)                                       (38)              (38)
  Treasury stock-common, 1,268,739
    shares at December 31, and
    March 31, 1999, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      16,281            16,735
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 19,801         $  18,923
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 1999 and 1998 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     4,680       $     1,821
     Oil and gas                                        894               393
                                                 -----------       -----------
         Total revenues                               5,574             2,214
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                3,730             1,700
     Oil and gas production                             248               227
     Dry holes and abandonments                          53               186
     Depreciation, depletion and
       amortization                                     729               531
     General and administrative                         426               457
                                                 -----------       -----------
         Total operating costs
           and expenses                               5,186             3,101
                                                 -----------       -----------
         Operating income (loss)                        388              (887)
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                        4                36
     Gain on sales of assets                             31                11
     Other, net                                           1                15
                                                 -----------       -----------
     Total other income                                  36                62

                                                 -----------       -----------
  Net income (loss) before income
     tax benefit (provision)                            424              (825)
  Benefit (provision) for
     income taxes                                        --                 5
                                                 -----------       -----------

  Net income (loss)                              $      424       $      (820)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 1999 and 1998 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------

Net income (loss) per common share:

  Basic                                       $        .09        $      (.17)
  Diluted                                              .08               (.17)
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,871,795         4,710,886
  Diluted                                         5,252,675         4,710,886
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 1999 and 1998 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $    9,849       $    11,384
     Oil and gas                                      2,143             1,397
                                                 -----------       -----------
         Total revenues                              11,992            12,781
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                8,404             8,802
     Oil and gas production                             666               546
     Dry holes and abandonments                         405               773
     Depreciation, depletion and
       amortization                                   1,896             1,936
     General and administrative                       1,385             1,468
                                                 -----------       -----------
         Total operating costs
           and expenses                              12,756            13,525
                                                 -----------       -----------
         Operating (loss) income                       (764)             (744)
                                                 -----------       -----------

  Other income:
     Interest                                            30               130
     Gain on sales of assets                            137                31
     Other, net                                          18                15
                                                 -----------       -----------
     Total other income                                 185               176
                                                 -----------       -----------
  Net loss before income
     tax provision                                     (579)             (568)
  Provision for income taxes                             --                --
                                                 -----------       -----------

  Net loss                                       $     (579)      $      (568)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 1999 and 1998 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    1999              1998
                                                 -----------       -----------

Net loss per common share:

  Basic                                           $    (.12)      $      (.12)
  Diluted                                              (.12)             (.12)
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,729,286         4,710,886
  Diluted                                         4,729,286         4,710,886
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Nine Months Ended December 31, 1999 (Unaudited) and

                    Year Ended March 31, 1999 (Audited)

                              (In thousands)




                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 1999     5,980   $ 598     $ 69,429      $(53,104)        $(38)        1,270  $(150)      $16,735

Grant of
  Stock Options         --      --           97            --           --            --     --            97

Exercise of
 Stock Options         110      11           17            --           --            --     --            28

Net loss                --      --           --          (579)          --            --     --          (579)
                     -----    -----     --------      --------         ----       -------  -----       -------

Balance,
  December 31,
    1999             6,090   $ 609     $ 69,543      $(53,683)        $(38)        1,270  $(150)      $16,281
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                                  Nine months ended December 31,
                                                  ------------------------------
                                                    1999                 1998
                                                  ---------            ---------
Cash flows from operating activities:
  Net loss                                        $   (579)            $   (568)
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                 1,896                1,936
       Dry holes and abandonments                      405                  773
       Gain on sales of assets                        (137)                 (31)
       Grant of stock options                           97                   --
       Changes in assets and liabilities:
        Trade receivables                           (1,067)               3,212
        Deposits                                        --                  (31)
        Inventories and other assets                   244                   31
        Trade payables                                 312                 (960)
        Accrued interest and other liabilities         270               (1,384)
                                                   --------             --------
         Total adjustments                           2,020                3,546
                                                   --------             --------
         Net cash provided by
          operating activities                       1,441                2,978

Cash flows from investing activities:
  Additions to property and equipment               (2,873)              (3,687)
  Proceeds from sales of property and
    equipment                                          154                  142
                                                   --------             --------
         Net cash required by
          investing activities                      (2,719)              (3,545)

Cash flows from financing activities:
  Borrowings from bank                                 750                   --
  Issuance of common stock                              28                   --
                                                   --------             --------
         Net cash provided by
          financing activities                         778                   --
                                                   --------             --------
         Net (decrease) increase in
          cash and cash equivalents                   (500)                (567)

Cash and cash equivalents at beginning
  of period                                          1,195                1,623
                                                   --------             --------
Cash and cash equivalents at end of
  period                                           $   695              $ 1,056
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 1999 and March 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998, and the cash flows for the nine month periods ended December 31, 1999 and 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 1999 was approximately $49,000. An unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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


(3)  Debt

     Line of Credit


     The Company and Norwest Bank Texas, N.A., Midland, Texas, are parties to a loan agreement which provides for a $5,000,000 revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the Norwest Bank base rate (8.5% at December 31, 1999) and interest is payable monthly. All outstanding principal and accrued interest is due and payable on May 26, 2000. At December 31, 1999, the Company had borrowed $750,000 under this loan agreement.

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


                                    Number
                                      of                Option
                                    Shares           Exercise Price
                                  Underlying       -------------------
                                   Options         Per Share     Total
                                  ----------       -------------------

Outstanding March 31, 1999         572,500     $4.125-4.5375   $ 2,420,963

Forfeited                           (5,000)         4.125          (20,625)
                                   -------      ------------     ---------

Outstanding December 31,
  1999                             567,500     $4.125-4.5375   $ 2,400,338
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

     The following sets forth certain information concerning these nonqualified options:

                                                      Option Price
                                     Number           ------------
                                    Of Shares     Per Share     Total
                                    ---------     ---------     -----
   Outstanding March 31, 1999        219,500       $0.25      $ 54,875

        Exercised                   (110,000)       0.25       (27,500)
                                     -------                    ------
   Outstanding December 31, 1999     109,500       $0.25      $ 27,375
                                     =======                    ======


     All nonqualified options outstanding were earned and exercisable as of December 31, 1999.

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

Results of Operations

     Total revenues were $5,574,000 and $11,992,000 for the three and nine months ended December 31, 1999 which represents a 152% increase for the three months ended December 31, 1999 and a 6% decrease for the nine months ended December 31, 1999 when compared to the same periods in 1998. Operating expenses as a percent of revenues were 93% and 106% for the three and nine months ended December 31, 1999 versus 140% and 106% for the same periods of the prior year. Although the Company has seen an increase in demand during the six months ended December 31, 1999, the nine month operating results were negatively affected by dismal first quarter results. Rig utilization rates were 16% in the first quarter. Rig utilization rates were 43% and 30% for the three and nine months ended December 31, 1999 compared to 17% and 31% in the same periods in 1998.

     Oil and gas revenues increased by approximately 127% and 53% for the three and nine months ended December 31, 1999, respectively when compared to the same periods in 1998. This increase is primarily due to the increase in the prices received for crude oil and natural gas in addition to an increase in the number of producing properties. Oil and gas production expenses increased by 9% and 22% for the three and nine months ended December 31, 1999 compared to the three and nine months ended December 31, 1998. This increase is attributable to major workovers of two wells and an increase in the number of producing properties.

     Depreciation, depletion and amortization expense for the three months ended December 31, 1999 increased by approximately 37% as a result of the increase in the rig utilization rates as depletion, depreciation and amortization is calculated based on the units-of-production method.

     Net working capital was $2.2 million at December 31, 1999 compared to $3.2 million at March 31, 1999.

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

     On May 26, 1998, the Company renewed, extended and consolidated its facilities with Norwest Bank Texas, N.A.. The amended and restated loan agreement provides for a revolving line of credit equal to the lesser of $5.0 million or one-third of the "borrowing base amount". The borrowing base is redetermined by Norwest within 45 days after the end of each fiscal quarter of the Company. At December 31, 1999, the borrowing base was $22.2 million. Borrowings under the line of credit are secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings bear interest at Norwest's base rate (8.5% at December 31, 1999) and interest is payable monthly. At December 31, 1999, the Company had borrowed $750,000 under this loan agreement. All amounts outstanding under the loan facility mature on May 26, 2000. See Note 3.

     The Company anticipates that funds for its capital expenditures in fiscal 2000 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

Trends and Prices

     Although the Company's nine month results are negatively affected by the disappointing results of the first three months of the current fiscal year, during the six months ended December 31, 1999 the Company experienced an increase in demand and an increase in the prices received for contract drilling services. This increase is attributable to the recent rise in oil and gas prices. The Company has and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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


Year 2000 Issues

     The Year 2000 (Y2K) issue created a risk that computer systems, products and equipment utilizing date-sensitive software of computer chips with two-digit date fields would fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could have resulted in interruptions of the Company's business which could have had a material adverse impact on the Company. Significant uncertainty existed concerning the potential effects associated with such compliance as systems that improperly recognized such information would generate erroneous data or cause a system to fail.

     In order to address the Year 2000 issue, the Board of Directors appointed a committee consisting of the President, Chief Financial Officer and legal counsel to assist the Company in its Year 2000 efforts.

     The Company had completed updating and testing its information systems for Year 2000 compliance and believed that its internal information systems would be able to properly process and perform Year 2000 functions. The cost of planning, implementing and testing the Company's internal information systems was not material to the Company's operations as a whole.

     The Company believed that its greatest risk for Year 2000 issues that might have adversely effected the Company's operations was in the area of third party computer systems that were not Year 2000 compliant and which, as a result, could have caused interruptions in the Company's normal business operations. The Year 2000 committee prepared a questionnaire which was sent to all significant customers, suppliers, purchasers and vendors, to determine the extent to which the Company was vulnerable to those third parties' failure to remediate the Year 2000 problem. The Company received written assurances from approximately 50% of its purchasers, suppliers and customers who responded as being Year 2000 compliant.

     If any of the Company's significant vendors, customers, purchasers and local, state, federal and other U. S. government entities had not successfully and timely achieved Year 2000 compliance, the Company's business, operations or financial position could have been materially and adversely affected. In addition, there could be no assurance that unexpected Year 2000 compliance problems of either the Company or its vendors, customers, purchasers and local, state, federal and other U. S. government entities would not materially and adversely affect the Company's business, financial condition or operating results.

     The Company is not currently aware of any Year 2000 compliance problems relating to its own operations or that of its significant vendors, customers, purchasers and local, state, federal and other U.S. government entities, but intends to monitor and assess Year 2000 issues.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 1999, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At December 31, 1999, the Company had $750,000 borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk since the line of credit has been utilized.


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

               27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




February 11, 2000                By:  /s/  Patricia R. Elledge
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