Form 10-K405
period 2000-03-31
TMBR SHARP DRILLING INC
filed 2000-06-28
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

  (X)        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              (Fee Required)

              For the fiscal year ended March 31, 2000
                                    or

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

                                                Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting stock held by nonaffiliates of the registrant at June 13, 2000 was approximately $43,655,273.

     At June 13, 2000, there were 4,958,386 shares of the Registrant's Common Stock outstanding.

     The information required by Items 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held in August, 2000.

                         TMBR/SHARP DRILLING, INC.

                                 FORM 10-K

                             TABLE OF CONTENTS



Part I                                                                 Page

     Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . .    3
     Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .     16
     Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . .     17
     Item  4.  Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . . . . . . .     18

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters . . . . . . . . . .     18
     Item  6.  Selected Financial Data . . . . . . . . . . . . . . . .   20
     Item  7.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations . . . . . . . . . . . . . . . . . . . .   21
     Item  7A. Quantitative and Qualitative Disclosure
                 About Market Risk . . . . . . . . . . . . . . . . . .   28
     Item  8.  Financial Statements and Supplementary Data . . . . . .   28
     Item  9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . . . .   54

Part III

     Item 10.  Directors and Executive Officers
                 of the Registrant . . . . . . . . . . . . . . . . . .   54
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .   55
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . .   55
     Item 13.  Certain Relationships and Related Transactions. . . . .   55

Part IV and signatures

     Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K . . . . . . . . . . . . . . .   56
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   60

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

     The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 2000 was approximately 35% compared to 27% for the year ended March 31, 1999.

     The Company owns 18 drilling rigs. At June 13, 2000, 2 rigs were operating on behalf of the Company for its own account, 11 were operating for non-affiliated oil producers, and 5 were "stacked" (non-operating). All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

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

     The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin of west Texas and eastern New Mexico. Oil and gas operations comprised approximately 17% of the Company's revenues for the fiscal year ended March 31, 2000. The Company's proved reserves, of which approximately 1,025 MBOE (million barrels of oil equivalent) were proved developed producing and approximately 71 MBOE were proved developed non-producing, had a present value of future net revenues of approximately $10.5 million at March 31, 2000. At that same date, the Company owned interests in approximately 27,459 gross (3,977 net) acres of developed oil and gas properties, and approximately 7,147 gross (1,749 net) acres of undeveloped properties.

     The contract drilling industry is highly sensitive to oil and gas industry conditions. Many oil and gas exploration companies have significantly reduced their drilling budgets due to the low oil and gas prices. As a result, the Company encounters substantial competition from other drilling contractors. In recent years, competition within the drilling industry has been intense due to depressed demand for contract drilling services. Industry conditions began to improve during the second quarter of fiscal 2000 and have continued to the present, primarily because of higher oil prices.

     The Company's profitability and cash flows are highly dependent on the prices of oil and natural gas. Low oil and natural gas prices have a material adverse effect on the Company's cash flows and profitability. If prices remained depressed for a sustained period of time, a material adverse effect on the Company's future operations and financial condition would be expected.

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

CONTRACT DRILLING OPERATIONS

Drilling Rigs

     The following table sets forth the type and depth capabilities of the Company's 18 onshore drilling rigs.

     Rig No.        Depth Capacity      Type
     -------        --------------      ----
        2                  8,500        Weiss W-45
        3                  8,500        Weiss W-45
        4                  8,500        Unit 15
        6*                12,500        National 75A
        7                 10,000        Unit 15
       10*                12,500        National 75A
       12*                11,500        National 50A
       14*                12,500        BDW 650
       17*                 9,500        Unit 15
       22*                13,500        Brewster N-75
       23*                13,500        National 75A
       24                 13,500        Gardner Denver 700
       27*                13,500        Gardner Denver 700
       28*                16,000        Gardner Denver 800
       29*                16,000        Gardner Denver 800
       30*                16,000        Gardner Denver 800
       55*                30,000        Gardner Denver DW-2100
       56*                20,000        National 110-M
     ----------------
     *In active operation at June 13, 2000.

     Major overhauls, repairs and general maintenance for the drilling rigs are primarily conducted at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. See "Item 2. Properties".

Drilling Contracts

     The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Drilling contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "daywork" contracts with the remainder being "footage" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications.
The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 13 rigs working at June 13, 2000, 12 were subject to daywork contracts and 1 was subject to a footage contract.

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

                      Contract Drilling
       Year Ended         Revenues          Number of      Percent of
        March 31,      (in thousands)       Rigs Owned     Utilization
       ----------     -----------------     ----------     -----------
          1996            $ 21,298              15            45.1%
          1997              18,483              15            51.6%
          1998              34,891              17(a)         78.2%
          1999              12,948              17            26.6%
          2000              15,394              18(b)         35.0%
____________________
               (a)  Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 1998.
               (b)  Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 2000.

Customers

     During the fiscal year ended March 31, 2000, the Company drilled a total of 78 wells for approximately 17 customers. The following table sets forth certain information with respect to customers for the Company's contract drilling services that accounted for more than 10% of the Company's total revenues during the last fiscal year.

                                           Percent of      Number of Wells
Name of Customer                         Total Revenues        Drilled

Spirit Energy 76                               17%                 20
Titan Resources I, Inc.                        13%                 12

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

Employees

     At June 13, 2000, the Company had 46 salaried employees and approximately 247 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

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

     The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of the removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide for civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

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

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "hazardous substance" into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA's definition of a "hazardous substance". The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company owned or operated, as well as to properties owned and operated by others at which disposal of the Company's hazardous substances occurred.

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


OIL AND GAS OPERATIONS

     The Company's oil and gas operations involve the acquisition, exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 2000, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

     The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

     Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is usually accomplished through participation with other third parties. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At June 13, 2000 the Company was operator of 31 wells.

Oil and Gas Reserves

     Information concerning the Company's estimated proved oil and gas reserves is included in Note (10) to the Company's financial statements. See "Item 8 - Financial Statements and Supplementary Data".

     The reserve information included in this report is only an estimate. There are numerous uncertainties inherent in estimating oil and gas reserves and their estimated values, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, estimates of reserves are subject to revision due to the results of drilling, testing and production subsequent to the date of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The accuracy of such estimates is highly dependent upon the accuracy of the underlying assumptions upon which they are based.

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

     No major discovery or other favorable or adverse event has occurred since March 31, 2000 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

     The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

     The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Productive Wells and Acreage

     The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 2000. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.


                                                 Productive Wells
                                        ----------------------------------
                                           Gross                  Net
                                        -----------           ------------
                                        Oil     Gas           Oil      Gas
                                        ---     ---           ---      ---
Texas................................... 80      14         12.586    2.675
New Mexico.............................. 14       5          3.521     .814
Oklahoma...............................   1       3           .029     .090
                                        ---     ---         ------    -----
          Total......................... 95      22         16.136    3.579
                                        ===     ===         ======    =====


                                                   Acreage
                                   ---------------------------------------
                                      Developed             Undeveloped
                                   ---------------       -----------------
                                   Gross       Net       Gross         Net
                                   -----       ---       -----         ---
Texas............................ 21,248      3,220      6,080          736
New Mexico.......................  3,651        681      1,067        1,013
Oklahoma.........................  2,560         76         --           --
                                  ------      -----      -----        -----
          Total.................. 27,459      3,977      7,147        1,749
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

     In addition to the Company's developed and undeveloped acreage shown above, on September 5, 1995, the Company entered into a 10 year License Agreement with the Government of the Republic of Palau and the State of Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. Pursuant to the amended license agreement, the Company is required to drill two wells by March, 2002. The Company is currently in pursuit of a partner or buyer for its interest. Any exploration activities in the license area will be conducted jointly with other third parties under a carried interest, farmout or other similar arrangements which would allow the Company to retain an ownership interest without incurring the initial costs of exploration.

Drilling Activity

     The following table sets forth certain information concerning the number of gross and net exploratory and development wells drilled for the Company's account during the periods indicated.


                                     Year Ended March 31,
                    ------------------------------------------------------
                          2000                1999                1998
                    --------------      --------------      --------------
Type of Well        Gross      Net      Gross      Net      Gross      Net
------------        -----      ---      -----      ---      -----      ---
Exploratory (1)
     Oil              6       1.680       3       1.714       3        .913
     Gas              4        .590       3        .781      --         --
     Dry              3        .500       3       1.108       6        .956

Development (2)
     Oil              2        .160      --         --        9       1.592
     Gas             --         --        2        .266      --         --
     Dry              1        .10        1        .150       3        .355

--------------------------
     (1) An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

     (2) A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

     At June 13, 2000, the Company was participating in the drilling of 1 gross (.05 net) development well in Pecos County, Texas and 1 gross (52.50 net) development well in Lea County, New Mexico.

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

                                            Year Ended March 31,
                                    ----------------------------------
                                    2000           1999           1998
                                    ----           ----           ----
Net Production
     Oil (Bbls)                    78,217         68,135         72,880
     Gas (Mcf)                    611,901        568,627        439,711
     EBO (1)                      180,201        162,906        146,165

Sales Prices
     Oil ($/Bbl)                   $21.12         $10.84         $18.24
     Gas ($/Mcf)                     2.48           1.29           1.80
     EBO                            17.58           9.06          14.55

Production (Lifting) Costs
     per EBO                         5.13           4.93           6.46

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

Markets and Customers

     The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 2000, Navajo Refining and Crude Marketing and Titan Resources I, Inc. accounted for approximately 45% and 6%, respectively, of the Company's oil and gas revenues for such period. The loss of either one of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

Competition

     The Company encounters strong competition from major oil companies and independent producers and operators in acquiring properties and leases for exploration for oil and gas. Competition is particularly intense with respect to the acquisition of desirable undeveloped oil and gas leases. The principal competitive factors in the acquisition of undeveloped oil and gas leases include qualified personnel and having access to the data necessary to acquire and develop such leases, as well as the amount of consideration and terms offered. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company. In addition, the producing and marketing of natural gas and oil is affected by a number of factors which are beyond the control of the Company, the effect of which cannot be accurately predicted. Of significant importance recently has been the domination and control of oil markets and prices by foreign producers.

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


Item 2.  PROPERTIES

     In addition to its drilling rigs and related equipment and its oil and gas properties, the Company owns a 31 acre tract of land in Midland, Texas on which the Company's executive offices are located and on which the principal support and storage facilities for its contract drilling operations are located. These facilities include an office building and fabrication and maintenance shop. The facility allows for open storage of drilling equipment and drill pipe.

     The Company also owns a 78 acre tract of land in Odessa, Texas, which is presently being utilized as a secondary storage location. From time to time, the Company's rigs are also stored and stacked in the field at the rig's last location site.

     The Company owns a warehouse and yard facility situated on approximately 4 acres in Midland, Texas. This additional storage is used to complement the existing Midland yard facility. The Company believes that the support and storage facilities for its drilling rigs and related equipment are more than adequate.


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2000, and no matters were submitted to a vote of security holders during such period.






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


                                                   Price
                                              --------------
                                              High       Low
                                              ----       ---
           Fiscal 1999
                  First Quarter              $13 3/4    $ 8 1/2
                  Second Quarter              10 1/8      3 3/4
                  Third Quarter                6 5/8      2 3/4
                  Fourth Quarter               4 7/16     3

           Fiscal 2000
                  First Quarter                6 1/8      3 9/16
                  Second Quarter               8 9/16     5 1/8
                  Third Quarter                7 3/4      5 1/2
                  Fourth Quarter              12 1/4      5 5/16

     On June 13, 2000, the last reported sale price of the Company's Common Stock as reported by NASDAQ was $11 1/16.

     The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, New York, New York.

     On June 13, 2000, the outstanding shares of the Company's Common Stock were held of record by approximately 2,416 stockholders.

     The Company has never declared or paid any cash dividends on its Common Stock and has no present intention to pay cash dividends in the future. The Company presently intends to retain all earnings to fund its operations and future growth. Under the terms of the Company's credit facility with its bank lender, the Company is prohibited from paying cash dividends to the holders of Common Stock. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for the Company's operations for each of the five years ended March 31, 2000. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                               Years ended March 31,
                                    --------------------------------------------
                                    2000       1999      1998     1997      1996
                                    ----       ----      ----     ----      ----
                                     (In thousands, except per share amounts)
INCOME STATEMENT DATA
Operating revenues:
  Contract drilling               $ 15,394  $ 12,948  $ 34,891  $ 18,483  $ 21,298
  Oil and gas                        3,169     1,476     2,126     2,491     1,683
                                    ------    ------    ------    ------    ------

    Total operating revenues        18,563    14,424    37,017    20,974    22,981

Operating costs and expenses:
  Contract drilling                 12,486    10,027    23,163    14,190    17,252
  Oil and gas production               926       803       944       924       554
  Dry holes and abandonments           509       946       476       558       945
  Depreciation, depletion
    and amortization                 3,282     2,699     4,080     1,784       907
  General and administrative         1,854     1,911     1,863     1,560     1,599
  Writedown of oil and
    gas properties (a)                 739     1,304     3,120       171     2,624
                                    ------    ------    ------    ------    ------
     Total operating costs
       and expenses                 19,796    17,690    33,646    19,187    23,881
                                    ------    ------    ------    ------    ------
     Operating income (loss)        (1,233)   (3,266)    3,371     1,787      (900)

Other income (expenses):
  Interest                              17       151       133      (278)     (139)
  Other                                  9       (72)    1,180        52       117
                                    ------    ------    ------    ------    ------
     Total other income (expense)       26        79     1,313      (226)      (22)
                                    ------    ------    ------    ------    ------

Net income(loss) before income
  tax provision                     (1,207)   (3,187)    4,684     1,561      (922)
Provision for income taxes              --       --       (140)      (16)      (30)
                                    ------    ------    ------    ------    ------
Net income (loss) before
  extraordinary items             $ (1,207)  $(3,187) $  4,544  $  1,545  $   (952)
                                    ======    ======    ======    ======    ======





Net income (loss)
  before extraordinary
  items per share:
        Basic                       $(0.25)   $(0.68)    $0.98     $0.43    $(0.29)
        Diluted                     $(0.25)   $(0.68)    $0.91     $0.38       --
                                    ======    ======    ======    ======    ======

Weighted average number of
  common shares outstanding:
       Basic                         4,761     4,711     4,615     3,608     3,254
       Diluted                       4,761     4,711     5,014     4,106     4,075
                                     =====     =====     =====     =====     =====


BALANCE SHEET DATA
  Cash and cash equivalents       $    980  $  1,195  $  1,623  $  1,048  $    339
  Total assets                      23,625    18,923    24,648    19,761    11,660
  Total debt                         2,250        --        --        --     1,300
  Stockholders' equity              15,796    16,735    19,960    14,372     4,959

____________________

            (a) During fiscal years ended March 31, 2000, 1999 and 1998, the Company recognized non-cash charges of approximately $739,000, $1,304,000 and $3,120,000, respectively, due to a writedown of the carrying value of its oil and gas properties. This charge is a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total.
                  According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-K Annual Report ("Report") and the documents incorporated by reference in this Report include certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Report that address activities, events or developments that the Company estimates, intends, projects, expects, believes or anticipates will or may occur in the future, including such matters as market conditions, future capital, development and exploration expenditures (including the amount and nature thereof), drilling rig utilization rates, drilling of wells, reserve estimates, business strategies and other plans and objectives, expansion and growth of the Company's operations and other such matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed above, general economic and business conditions, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Such statements are not guarantees of future performance and actual results or developments may differ materially from those projected in the forward-looking statements.

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

   Although the Company's fiscal year operating results were negatively affected by the disappointing results of the first three months of the fiscal year, during the nine months ended March 31, 2000, the Company experienced an increase in demand and an increase in the prices received for contract drilling services. This increase is attributable to recent increases in oil and gas prices. The Company has been and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. The contract drilling industry remains highly competitive. The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. In addition, the Company believes it competes favorably with respect to the depth capabilities of its rigs, the experience level of its personnel, its reputation and its relationship with existing customers. However, the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's service areas.

   The following table sets forth certain information relating to the Company's contract drilling operations for the periods indicated:

                                              Year Ended March 31,
                                              --------------------
                                            2000       1999      1998
                                            ----       ----      ----
                                            (In thousands, except %s)

     Contract drilling revenues           $15,394    $12,948    $34,891
     Contract drilling expenses            12,486     10,027     23,163

     Contract drilling expenses as
       a percent of drilling revenues        81.1%      77.4%      66.4%

     Rig utilization                         35.0%      26.6%      78.2%


   Oil and Gas Operations

   The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the Company capitalizes all costs incurred to acquire oil and gas properties (proved and unproved), all development costs, and the costs of successful exploratory wells. The costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling for oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs is capitalized as stated above, net of its working-interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $90,000 and $78,000 as of March 31, 2000, and March 31, 1999, respectively.

   For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs was calculated for fiscal 2000, 1999 and 1998 by applying the units-of-production method to the estimated amount of such reserves.

   In fiscal 2000, 1999 and 1998, the Company recognized non-cash charges of approximately $.7 million, $1.3 million and $3.1 million, respectively, due to writedowns of the carrying value of its oil and gas properties. The writedowns are the result of the adoption in 1996 of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is to be recognized to the extent that net capitalized costs exceed discounted future cash flows.

   The following table sets forth certain information relating to the Company's oil and gas operations for the periods indicated:

                                            Year Ended March 31,
                                            --------------------
                                         2000       1999       1998
                                         ----       ----       ----
                                               (In thousands)

     Oil and gas revenues               $3,169     $1,476     $2,126
     Production expenses                   926        803        944
     Dry holes and abandonments            509        946        476
     Depreciation, depletion and
       amortization                      1,552      1,250      1,891
     Writedown of properties               739      1,304      3,120


   The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses of resulting from unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

RESULTS OF OPERATIONS

Comparison of Year Ended March 31, 2000 to Year Ended March 31, 1999

   Contract drilling revenues for fiscal 2000 increased by 19% from fiscal 1999. Rig utilization rates in fiscal 2000 and 1999 were 35% and 27%, respectively. The increase in contract drilling revenues and utilization rates was due to an increase in oil and gas prices which in turn positively impacted demand for contract drilling. Drilling prices began to increase during the last six months of the year and the Company began to achieve positive operating margins. Rig utilization in the Company's operating market is difficult to project because of wide fluctuations in drilling activity. In addition, the number of rigs industry wide that are actually available for work cannot be accurately determined.

   Contract drilling expenses were 81% and 77% of contract drilling revenues in fiscal 2000 and 1999, respectively. The increase is primarily due to the start up costs associated with putting drilling rigs into service after being idle or stacked for a period of time. The Company began the year with two active rigs and ended the fiscal year with eleven active rigs.

   Oil and gas revenues increased by 115% in fiscal 2000. This increase can be attributed to the increase in prices received for crude oil and natural gas in addition to an increase in the number of producing properties. Oil and gas production expenses increased by 15% and is a result of major workovers of two wells and an increase in the number of producing properties.

   The Company participated as a working-interest owner in the drilling of 16 wells during fiscal 2000, of which four were dry holes. In fiscal 1999, the Company participated as a working-interest owner in the drilling of 12 wells, of which four were dry holes.

   Depreciation, depletion and amortization expense increased due to several factors. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. During the year ended March 31, 2000, the Company completed the assembly of one additional drilling rig. This rig is capable of drilling to a depth of approximately 16,000 feet. The addition of this Gardner Denver 800 rig brings the Company's available fleet to 18 rigs. In addition, the Company purchased drill pipe and drill collars during the year. The increase in depreciation, depletion and amortization expense for fiscal 2000 reflects the added equipment. Depreciation, depletion and amortization expense on oil and gas properties increased as a result of the number of oil and gas producing properties in which the Company has an ownership interest (a total of 117 wells in fiscal 2000 versus 105 wells in 1999).

   The Company recognized a non-cash charge of $.7 million in fiscal 2000 and $1.3 million in fiscal 1999 related to the writedown of the carrying value of its oil and gas properties.

   Net working capital was $2.8 million at March 31, 2000, compared to $3.2 million at March 31, 1999. The loss of working capital is attributable to a increase in accounts receivable, accounts payable and other current liabilities, all of which is related to the increase in drilling activity.

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

Income Taxes

   At March 31, 2000, the Company had approximately $76.6 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

   The effective tax rates for fiscal 2000 and 1999 differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

   The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to its NOL carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is likely that a portion of the NOLs may expire before the Company is able to use them.

Liquidity and Capital Resources

   In May, 1998, the Company entered into a loan agreement with its bank lender which provides for a $5.0 million revolving line of credit secured by substantially all of the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's base rate and accrued interest is payable monthly.
The loan facility originally matured on May 26, 2000 but has been extended to July 15, 2000.

   On June 26, 2000, the Company entered into a commitment agreement with its bank lender. The commitment agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit will bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (9.5% at June 13, 2000) and accrued interest will be payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. Accordingly, the current maturities of debt at March 31, 2000 in effect have been reclassified to long term debt in the accompanying balance sheets based on the commitment agreement. At March 31, 2000 and June 13, 2000, respectively, $2,250,000 and $3,650,000 were outstanding under the loan facility.

   The Company anticipates that funds for its capital expenditures in fiscal 2001 will be available from a combination of sources, including (i) borrowings under the line of credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

   The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.

                                                   Year Ended March 31,
                                                   --------------------
                                                 2000       1999      1998
                                                 ----       ----      ----
                                                      (In thousands)
Oil and gas exploration and development.....   $ 2,923    $ 4,242   $ 3,846
Drilling rigs, drill pipe and
  related equipment.........................     3,149        261     6,086
Other.......................................       199         --       249
                                                ------     ------    ------
     Total..................................   $ 6,271    $ 4,503   $10,181
                                                ======     ======    ======

   The Company presently anticipates making capital expenditures of approximately $4.0 million in its 2001 fiscal year. Of this amount, the Company expects that approximately $.5 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $3.5 million for oil and gas exploration and development activities. It is the Company's policy, however, to make capital expenditures based on prevailing economic conditions, the results of its drilling activities, and other factors affecting its business. Accordingly, the amounts actually spent in fiscal 2001 could differ substantially from the amounts estimated.

Trends and Prices

   The contract drilling industry is currently experiencing increased demand and increasing prices for contract drilling services due to the rise of oil and gas prices. The Company will be affected by price fluctuations in the industry, but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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

Year 2000 Issues

   The Year 2000 (Y2K) issue created a risk that computer systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields would fail to properly recognize the Year 2000. Such failures by the Company's software and hardware or that of government entities, service providers, suppliers and customers could have resulted in interruptions of the Company's business which could have had a material adverse impact on the Company. Significant uncertainty existed concerning the potential effects associated with such compliance as systems that improperly recognized such information would generate erroneous data or cause a system to fail.

   The Company is not currently aware of any Year 2000 compliance problems relating to its own operations or that of its significant vendors, customers, purchasers and local, state, federal and other U. S. government entities, but intends to monitor and assess Year 2000 issues.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At March 31, 2000, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

   At March 31, 2000, the Company had $2,250,000 outstanding under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page

     Report of Independent Public Accountants                      29

     Balance Sheets, March 31, 2000 and 1999                       30

     Statements of Operations, Years ended
       March 31, 2000, 1999 and 1998                               32

     Statements of Stockholders' Equity,
       Years ended March 31, 2000, 1999 and 1998                   33

     Statements of Cash Flows,
       Years ended March 31, 2000, 1999 and 1998                   34

     Notes to Financial Statements                                 35

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

   We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at
Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
  May 19, 2000

                          TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2000 and 1999

                      (In thousands, except share data)




  ASSETS                                               2000            1999
  ------                                               ----            ----

Current assets:
  Cash and cash equivalents                        $     980       $   1,195
  Marketable securities                                   49              49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,486 in 2000
      and $1,349 in 1999.                              6,398           3,451
  Inventories                                            111              94
  Deposits                                                73              73
  Other                                                  796             567
                                                      ------          ------
     Total current assets                              8,407           5,429
                                                      ------          ------


Property and equipment, at cost:
  Drilling equipment                                  51,858          48,868
  Oil and gas properties, based on
    successful efforts accounting                     21,155          18,742
  Other property and equipment                         3,768           3,569
                                                      ------          ------
                                                      76,781          71,179
  Less accumulated depreciation,
    depletion and amortization                       (61,736)        (57,858)
                                                      ------          ------
     Net property and equipment                       15,045          13,321
                                                      ------          ------

Other assets                                             173             173
                                                      ------          ------

          Total assets                              $ 23,625        $ 18,923
                                                      ======          ======


See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2000 and 1999

                      (In thousands, except share data)



  LIABILITIES AND STOCKHOLDERS' EQUITY                  2000             1999
  ------------------------------------                  ----             ----

Current liabilities:
  Trade payables                                    $  4,240        $   1,424
  Other                                                1,339              764
                                                      ------           ------
     Total current liabilities                         5,579            2,188

Long Term liabilities:
  Borrowings from bank                                 2,250              --
                                                      ------           ------
     Total liabilities                                 7,829            2,188
                                                      ------           ------
Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued, 6,227,125 and 5,979,625
    shares at March 31, 2000 and
    1999, respectively                                   623             598
  Additional paid-in capital                          69,672          69,429
  Accumulated deficit                                (54,311)        (53,104)

  Accumulated other comprehensive
    income (loss)                                        (38)            (38)
  Treasury stock-common, 1,268,739 shares
    at March 31, 2000 and 1999, at cost                 (150)           (150)
                                                      ------          ------
     Total stockholders' equity                       15,796          16,735
                                                      ------          ------

       Total liabilities and
         stockholders' equity                       $ 23,625        $ 18,923
                                                      ======          ======

See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING, INC.

                           Statements of Operations

                  Years Ended March 31, 2000, 1999 and 1998

                      (In thousands, except share data)


                                            2000         1999        1998
                                            ----         ----        ----
Revenues:
  Contract drilling                      $ 15,394     $ 12,948    $ 34,891
  Oil and gas                               3,169        1,476       2,126
                                           ------       ------      ------
          Total revenues                   18,563       14,424      37,017
                                           ------       ------      ------
Operating costs and expenses:
  Contract drilling                        12,486       10,027      23,163
  Oil and gas production                      926          803         944
  Dry holes and abandonments                  509          946         476
  Depreciation, depletion and
    amortization                            3,282        2,699       4,080
  Writedown of oil and gas
    properties                                739        1,304       3,120
  General and administrative                1,854        1,911       1,863
                                           ------       ------      ------
          Total operating costs
            and expenses                   19,796       17,690      33,646
                                           ------       ------      ------
          Operating income (loss)          (1,233)      (3,266)      3,371
                                           ------       ------      ------
Other income (expense):
  Interest                                     17          151         133
  Gain on sales of assets                     137          127         179
  Other, net                                 (128)        (199)      1,001
                                           ------       ------      ------
          Total other income
            (expense), net                     26           79       1,313
                                           ------       ------      ------
Net income (loss) before
  income tax provision                     (1,207)      (3,187)      4,684
Provision for income taxes                     --           --        (140)
                                           ------       ------      ------
Net income (loss)                        $ (1,207)    $ (3,187)  $   4,544
                                           ======       ======      ======
Net income (loss) per common share:
     Basic                              $   (0.25)   $   (0.68)  $    0.98
     Diluted                                (0.25)       (0.68)       0.91
                                         =========    =========   =========
Weighted average number of
  common shares outstanding:
     Basic                               4,760,704    4,710,886   4,614,959
     Diluted                             4,760,704    4,710,886   5,013,981
                                         =========    =========   =========

See accompanying notes to financial statements.

                       TMBR/SHARP DRILLING, INC.

                  Statements of Stockholders' Equity

               Years Ended March 31, 2000, 1999 and 1998

                            (In thousands)

                                                                   Accumulated
                        Common Stock     Additional                   Other      Treasury Stock        Total
                        ------------      Paid-In     Accumulated Comprehensive  ---------------   Stockholders'
                       Shares   Amount    Capital       Deficit       Loss       Shares   Amount      Equity
                       ------   ------   ----------   ----------- -------------  ------   ------   -------------


Balance, March 31,
  1997                  5,697   $ 570     $ 68,413      $(54,461)     $  --        1,270   $(150)     $ 14,372

Exercise of
  Stock Options           283      28        1,016            --         --          --      --          1,044

Net Income                 --      --           --         4,544         --          --      --          4,544
                        -----    -----     --------      --------      ----       -----    -----       --------
Balance, March 31,
  1998                  5,980     598       69,429       (49,917)        --        1,270    (150)       19,960

Net Loss                   --      --           --        (3,187)        --          --      --         (3,187)

Other comprehensive
  income, net of tax
   Unrealized loss
   on marketable
   equity securities       --      --           --            --        (38)         --      --            (38)
                                                                                                       --------

Comprehensive Loss                                                                                      (3,225)
                        -----    -----     --------      --------      ----       -----    -----       --------

Balance, March 31,
  1999                  5,980     598       69,429       (53,104)       (38)      1,270    (150)        16,735

Exercise of
  Stock Options           247      25          146            --         --          --      --            171

Grant of
  Stock Options            --      --           97            --         --          --      --             97

Net Loss                   --      --           --        (1,207)        --          --      --         (1,207)
                        -----    -----     --------      --------      ----       -----    -----       --------

Balance, March 31,
 2000                   6,227   $ 623     $ 69,672     $ (54,311)      $(38)      1,270   $(150)      $ 15,796
                        =====    =====     ========      ========       ====      =====    =====       ========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                             Statements of Cash Flows
                    Years Ended March 31, 2000, 1999 and 1998
                                  (In thousands)

                                                  2000       1999       1998
                                                  ----       ----       ----
Cash flows from operating activities:
  Net income (loss)                             $ (1,207)  $ (3,187) $   4,544
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Depreciation, depletion and amortization     3,282      2,699      4,080
      Dry holes and abandonments                     509        946        476
      Gain on sales of assets                       (137)      (127)      (179)
      Grant of stock options                          97         --         --
      Writedown of properties                        739      1,304      3,120
      Changes in assets and liabilities:
        Trade receivables                         (2,947)     4,698     (1,931)
        Deposits                                      --         --         --
        Inventories and other assets                (246)        85       (109)
        Trade payables                             2,816     (1,198)      (117)
        Accrued payables and other
          current liabilities                        575     (1,302)      (584)
                                                 --------   --------   --------
          Total adjustments                        4,688      7,105      4,756
                                                 --------   --------   --------
          Net cash provided
            by operating activities                3,481      3,918      9,300
                                                 --------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment             (6,271)    (4,503)   (10,181)
  Proceeds from sales of property
    and equipment                                    154        157        412
                                                 --------   --------   --------
          Net cash required
            by investing activities               (6,117)    (4,346)    (9,769)
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from exercise of stock options            171         --      1,044
  Proceeds from bank loan                          2,250         --         --
                                                 --------   --------   --------
          Net cash provided by
            financing activities                   2,421         --      1,044
                                                 --------   --------   --------
          Net increase (decrease) in
            cash and cash equivalents               (215)      (428)       575

Cash and cash equivalents at beginning
  of year                                          1,195      1,623      1,048
                                                 --------   --------   --------
Cash and cash equivalents at end of year       $     980  $   1,195  $   1,623
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

Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $15,000 for 2000 and $0 in 1999 and 1998. Cash payments for taxes due totaled $0, $0, and $29,000 during 2000, 1999 and 1998, respectively.

Marketable Securities

       Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at March 31, 2000 was approximately $49,000. At March 31, 1999, an unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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

     Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $90,000 and $78,000 as of March 31, 2000 and 1999, respectively.

     Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $171,000 in 1997. Additional impairments of $739,000, $1,304,000 and
$3,120,000 were recorded in 2000, 1999 and 1998, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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


(2)  Debt

     Line of Credit

     In May, 1998, the Company entered into a loan agreement with its bank lender which provides for a $5.0 million revolving line of credit secured by substantially all of the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's base rate and accrued interest is payable monthly.
The loan facility originally matured on May 26, 2000 but has been extended to July 15, 2000.

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


     On June 26, 2000, the Company entered into a commitment agreement with its bank lender. The commitment agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit will bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (9.5% at June 13, 2000) and accrued interest will be payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. Accordingly, the current maturities of debt at March 31, 2000 in effect have been reclassified to long term debt in the accompanying balance sheets based on the commitment agreement. At March 31, 2000 and June 13, 2000, respectively, $2,250,000 and $3,650,000 were outstanding under the loan facility.

(3)  Stockholders' Equity

     (a)  Common Stock

     On February 13, 1997, the Company closed a private placement of 725,000 shares of common stock at a price of $11.00 per share. The net proceeds from the placement were approximately $7.4 million.

     (b) Stock Option Plans

1984 Stock Option Plan

     In August, 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 100,000 shares of common stock are currently exercisable and outstanding under the Plan. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2000, 184,000 shares were earned and exercisable. The remaining 56,000 shares will become earned and exercisable over a two year period. The following sets forth certain information concerning these options.

                                     Number            Option Price
                                       of         -----------------------
                                     Shares       Per Share         Total
                                     ------       -----------------------
     Outstanding March 31, 1998     337,500      $ 7.75        $ 2,615,625

     Forfeited                       (5,000)       7.75            (38,750)

     Reduction in option
       price                           --         (3.625)       (1,205,312)

     Granted                        240,000     4.125-4.5375     1,049,400
                                    -------     ------------    -----------
     Outstanding March 31, 1999     572,500    $4.125-4.5375   $ 2,420,963

     Forfeited                       (5,000)       4.125           (20,625)

     Exercised                       (3,000)       4.125           (12,375)
                                    -------     ------------     ---------
     Outstanding March 31, 2000     564,500    $4.125-4.5375   $ 2,387,963
                                    =======     ============    ===========

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



1998 Stock Option Plan

     In September 1998, the Company adopted, subject to shareholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors from various terms at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan, subject to shareholder approval. These nonqualified options were granted at $4.125 per share and became exercisable on August 31, 1999, the date on which the shareholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options.

     The following sets forth certain information concerning these nonqualified options:

                                                         Option Price
                                  Number                 ------------
                                 of Shares        Per Share        Total
                                 ---------        ---------        -----
   Outstanding March 31, 1999         --          $  --         $    --

        Granted                     50,000          4.125         206,250

        Exercised                  (25,000)         4.125        (103,125)
                                 ---------                        -------
   Outstanding March 31, 2000       25,000         $4.125       $ 103,125
                                 =========                        =======

     All nonqualified options outstanding were earned and exercisable as of March 31, 2000.

     In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998, and expires on February 17, 2002.

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

     The following sets forth certain information concerning these nonqualified options:

                                                         Option Price
                                  Number                 ------------
                                 of Shares        Per Share        Total
                                 ---------        ---------        -----
   Outstanding March 31, 1998      219,500         $0.25           54,875
                                 ---------                        -------
   Outstanding March 31, 1999      219,500          0.25           54,875

        Exercised                 (219,500)         0.25          (54,875)
                                 ---------                        -------
   Outstanding March 31, 2000         --                         $    --
                                 =========                        =======

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements




     Pursuant to SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plans under Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly no compensation expense has been recognized for these stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000 and 1999, respectively: dividend yield of 0% and 0%, expected volatility of 62.53% and 54.68%, risk free interest rate of 6.09% and 4.99%, and an expected life of 5.0 and 5.0 years.

        Year of     Option     Exercise     Expected     Fair
         Grant      Shares      Price         Life       Value
        -------     ------     --------     --------     -----
         1999        96,000     $4.125        5.0        $2.17
         1999       144,000     $4.5375       5.0        $2.07
         2000        50,000     $4.125        5.0        $2.15


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                          2000              1999              1998
                    ----------------   ---------------   ---------------
                       As       Pro       As      Pro       As      Pro
                    Reported   Forma   Reported  Forma   Reported  Forma
                    --------   -----   --------  -----   --------  -----
                              (In thousands, except share amounts)

Net income (loss)
  from continuing
  operations        $(1,207)  $(1,309) $(3,187) $(3,719)  $4,544   $4,261

Net income (loss)
  from continuing
  operations per
  share (basic)      $(0.25)   $(0.27)  $(0.68)  $(0.79)   $0.98    $0.92

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


(4)  Income Taxes

     At March 31, 2000, the Company had approximately $76,616,000 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code ("IRC"). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The major components of deferred tax assets and liabilities follows:

                                        March 31, 2000    March 31, 1999
                                        --------------    --------------
     Deferred Tax Assets (Liabilities)
       Federal NOL Carryforwards         $ 26,049,454      $ 26,280,337
       Allowance for Bad Debts                505,101           458,585
       Book over tax depreciation
         and amortization                     567,172             7,150
       Accrued Workers Compensation           105,899           (22,044)
       Other accrued expenses                  17,408            20,505
                                           ----------        ----------
         Total deferred tax assets         27,245,034        26,744,533
         Valuation allowance              (27,245,034)      (26,744,533)
                                           ----------        ----------
           Net deferred tax asset        $     --          $     --
                                           ==========        ==========

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 2000 and 1999, as it is more likely than not that the deferred tax asset will not be realized.

     The effective tax rates for the years ended March 31, 2000, 1999 and 1998 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

     The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                       2000       1999        1998
                                       ----       ----        ----

     Tax provision (benefit)
       utilizing statutory rates     $  (410)   $(1,084)    $ 1,545

     Utilization of NOL                  410      1,084      (1,405)
                                       -----      -----       -----
     Tax provision                   $   --     $   --     $   140
                                       =====      =====       =====


(5)  Related Parties

     During 2000, 1999 and 1998, the Company sold $1,936,000, $1,549,000 and
$113,000 and purchased $81,000, $131,000 and $139,000, respectively, of goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

     The related party transactions discussed in the preceding paragraph are noninterest-bearing and are settled in the normal course of business.

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements




(6)  Employee Benefits

     Effective May 1, 1995, the Company established the TMBR/Sharp Drilling, Inc. Employee Retirement Plan which is a 401(K) profit sharing plan. Company contributions are discretionary and have been currently set at 25% for each dollar contributed by each eligible employee, limited, however, to a maximum of 5% of the employee's compensation. The Company terminated the 401(K) plan effective March 31, 1999.


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

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The following tables present information related to the Companies' reportable segments.

                                          Years Ended March 31,
                                ----------------------------------------
                                   2000           1999           1998
                                ----------     ----------     ----------
                                             (In thousands)
Revenues:
  Contract drilling              $ 15,394       $ 12,948       $ 34,891
  Oil and gas                       3,169          1,476          2,126
                                  --------       --------       --------
                                 $ 18,563       $ 14,424       $ 37,017
                                  ========       ========       ========
Net income (loss) (a):
  Contract drilling              $   (333)      $   (126)      $  8,838
  Oil and gas                        (891)        (3,212)        (4,427)
                                  --------       --------       --------
                                   (1,224)        (3,338)         4,411
  Corporate income
    (expenses) (b)                     17            151            133
                                  --------       --------       --------
                                 $ (1,207)      $ (3,187)      $  4,544
                                  ========       ========       ========
Identifiable assets:
  Contract drilling              $ 16,350       $ 11,877       $ 17,775
  Oil and gas                       5,277          5,062          4,325
                                  --------       --------       --------
                                   21,627         16,939         22,100
  Corporate assets (c)              1,998          1,984          2,548
                                  --------       --------       --------
                                 $ 23,625       $ 18,923       $ 24,648
                                  ========       ========       ========
Depreciation, depletion and
 amortization:
  Contract drilling              $  1,730       $  1,449       $  2,188
  Oil and gas                       1,552          1,250          1,892
                                  --------       --------       --------
                                 $  3,282       $  2,699       $  4,080
                                  ========       ========       ========
Capital expenditures:
  Contract drilling              $  3,348       $    261       $  6,334
  Oil and gas                       2,923          4,242          3,847
                                  --------       --------       --------
                                 $  6,271       $  4,503       $ 10,181
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

     For the years ended March 31, 2000, 1999 and 1998, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

     (a) three customers in 2000 individually represented approximately 20%, 15%, and 13% of drilling revenues,

     (b) five customers in 1999 individually represented approximately 20%, 15%, 14%, 13% and 11% of drilling revenues.

     (C) two customers in 1998 individually represented approximately 14%, and 12% of drilling revenues,


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

     In November, 1995, the Company was notified that a lawsuit had been

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements

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

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements



(9)  Supplemental Information Related to Oil and Gas Activities

     The Company's capitalized cost of oil and gas properties is as follows:

                                                        March 31,
                                                        ---------
                                                     2000        1999
                                                     ----        ----
                                                      (In thousands)

          Oil and gas properties                   $21,155     $18,742

          Accumulated depreciation,
            depletion and amortization             (15,972)    (13,680)
                                                    -------     -------
                                                   $ 5,183     $ 5,062
                                                    =======     =======

     The Company's costs incurred related to oil and gas property acquisition, exploration and development activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2000        1999        1998
                                          ----        ----        ----
                                                 (In thousands)

          Property acquisition costs    $   406     $   422     $   275

          Exploration costs               2,408       2,481       1,430

          Development costs                 109       1,339       2,141
                                         -------     -------     -------
                                        $ 2,923     $ 4,242     $ 3,846
                                         =======     =======     =======

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The Company's results of operations from oil and gas producing activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2000        1999        1998
                                          ----        ----        ----
                                                 (In thousands)
     Revenues                           $ 3,169     $ 1,476     $ 2,126

     Production costs                       926         803         944

     Dry holes and abandonments             509         946         476

     Depreciation, depletion and
       amortization                       1,552       1,250       1,892

     Writedown of oil and gas
       properties                           739       1,304       3,120

     Income tax provision                   --          --          --
                                         -------     -------     -------
     Results of operations from
       producing activities
       (excluding corporate
       overhead and interest costs)     $  (557)    $(2,827)    $(4,306)
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

     In accordance with the Securities and Exchange Commission, the Company's estimates of future net cash flows from the Company's proved properties and the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the

                        TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


life of the properties. Average prices used in estimating the future net cash flows at March 31, 2000, 1999 and 1998 were as follows: $27.08, $13.37 and $14.88 per barrel of oil, respectively, and $2.467, $1.683 and $1.656 per Mcf for natural gas, respectively.

     The following sets forth proved oil and gas reserves at March 31, 2000, 1999 and 1998:

                                           2000                    1999                       1998
                                   ---------------------    ---------------------     ---------------------
                                     Oil         Gas          Oil         Gas           Oil         Gas
                                    MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                   -------     ---------    -------     ---------     -------     ---------
                                                              (In thousands)
Proved Reserves:

  Beginning of Year                 415.4      4,486.1       370.4       3,288.9       484.6       2,413.7

  Revisions of previous
    estimates                        93.6     (1,801.5)      (30.7)       (326.7)     (159.3)      1,069.2

  Improved recovery                  --           --          --            --                       --

  Purchases of minerals in
    place and extensions            174.2        875.4       143.8       2,092.3       131.9         247.5

  Sales of minerals in place         --           --          --            --         (13.9)         (1.9)

  Production                        (78.2)      (611.9)      (68.1)       (568.4)      (72.9)       (439.7)
                                    -----      -------       -----       -------       -----       -------
  End of year                       605.0      2,948.1       415.4       4,486.1       370.4       3,288.9
                                    =====      =======       =====       =======       =====       =======

Proved Developed Reserves:

  Beginning of year                 415.4      4,486.1       370.4       3,288.9       484.6       2,413.7
                                    -----      -------       -----       -------       -----       -------
  End of year                       605.0      2,948.1       415.4       4,486.1       370.4       3,288.9
                                    =====      =======       =====       =======       =====       =======

     The reduction in estimate of approximately 1,801 Mmcf of natural gas reserves can be attributed primarily to two natural gas wells. Due to a decline in the initial producing rate used in projections in the prior year reserve report, the State 32 #1 well in Lea County, New Mexico reserves were adjusted by approximately 878 Mmcf. The prior year reserves were projected without benefit of production history as this well was relatively new. The well is currently stable at 2,000 Mcf per day. The Fuller Unit #1 well in Ward County, Texas experienced a mechanical failure and the well bore was lost. The reduction in estimate of approximately 808 Mmcf, was related to this well. In addition, of the total $739,000 impairment of oil and gas properties, approximately $553,000 was related to this well.

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


                                                    March 31,
                                             -----------------------
                                               2000           1999
                                               ----           ----
                                                  (In thousands)

     Standardized Measure

       Future cash inflows                   $21,912        $12,094

       Future production and
         development costs                    (5,695)        (3,211)
                                              -------        -------
       Future net cash flows                  16,217          8,883

       10% discount factor                    (5,731)        (2,434)
                                              -------        -------
       Discounted future net cash flows       10,486          6,449

       Discounted income taxes                   --             --
                                              -------        -------
       Standardized Measure                  $10,486        $ 6,449
                                              =======        =======


                                     2000        1999         1998
                                     ----        ----         ----
                                            (In thousands)

     Standardized measure,
       beginning of year           $ 6,449     $ 4,660      $ 5,665

     Revisions
          Prices and costs           1,960         207       (1,889)
          Accretion of discount        645         466          567
                                    -------     -------     --------
     Net revisions                   2,605         673       (1,322)

     Discoveries and additions       3,676       1,789        1,499
     Production                     (2,244)       (673)      (1,182)
                                    -------     -------      -------
     Standardized measure,
       end of year                 $10,486     $ 6,449      $ 4,660
                                    =======     =======      =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company at June 13, 2000 were as follows:

                                                                   Director
                                                                 or Officer
     Name                Age         Position with Company          Since

Thomas C. Brown           73    Chairman of the Board of Directors
                                  and Chief Executive Officer        1982

Joe G. Roper              71    Director and President               1982

Donald L. Evans (1)       53    Director                             1982

David N. Fitzgerald (1)   77    Director                             1984

Don H. Lawson             61    Vice President - Operations          1992

Jeffrey D. Phillips       39    Vice President - Production          1997

Patricia R. Elledge       42    Controller/Treasurer                 1994

James M. Alsup            63    Secretary                            1982

--------------------------
(1)  Member of Compensation and Audit Committees

     Directors of the Company serve until the annual meeting of stockholders to be held in August, 2000, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

     Mr. Brown has served as a Director of the Company since 1982. He is presently Chairman of the Board of Directors and Chief Executive Officer of the Company and has served in such capacities since 1990. Mr. Brown is also a Director of Tom Brown, Inc., the former parent of the Company.

     Mr. Roper has served as a Director of the Company since 1982. He served as Chairman of the Board of Directors and Chief Executive Officer of the Company from 1982 until 1990 when he became President of the Company.

     Mr. Evans has been a Director of the Company since in 1982. Mr. Evans is currently the Chairman of the Board of Directors and Chief Executive Officer of Tom Brown, Inc.

     Mr. Fitzgerald has served as a Director of the Company since 1984. He is the President and a shareholder of Dave Fitzgerald, Inc., a privately held oilfield equipment sales company that Mr. Fitzgerald has owned and operated since 1963.

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

     Mr. Alsup has been the Secretary of the Company since 1982. He has been a partner in the law firm of Lynch, Chappell & Alsup since 1970.

     There are no family relationships between any of the Directors or officers of the Company, except that Patricia R. Elledge is the daughter of Joe G. Roper.

Item 11.  EXECUTIVE COMPENSATION

     The discussion under "Executive Compensation" in the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 2000 annual meeting of shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 2000 annual meeting of stockholders is incorporated herein by reference.

                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

  (a)1.   See Index to Financial Statements at Item 8                     28

  (a)2.   Financial Statement Schedules
            Years ended March 31, 2000, 1999 and 1998

          Schedule II - Valuation and Qualifying Accounts . . . .         59

               All other schedules are omitted as the
               required information is inapplicable or the information is presented in the Financial
               Statements or related notes.

  (a)3.   Exhibits:

      Exhibit 3.1 - Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 in Registrant's Annual Report on Form 10-K dated June 28, 1991)

      Exhibit 3.2 - Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

          Executive Compensation Plans and Arrangements
          ---------------------------------------------
          (Exhibits 10.1 through and including Exhibit 10.26 constitute executive compensation plans and arrangements of the Registrant)

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

      Exhibit 10.9 - TMBR/Sharp Drilling, Inc. Employee Retirement Plan. (Incorporated by reference to Exhibit 10.11 in Registrant's Annual Report on Form 10-K dated June 28, 1995)

      Exhibit 10.10 - 1998 Stock Option Plan (Incorporated by reference to
          Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated November 12, 1998)

      Exhibit 10.11 - Incentive Stock Option Agreement dated September 1, 1998, between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.18 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.12 - Incentive Stock Option Agreement dated September 1, 1998, between Jeffrey D. Phillips and the Registrant.
          (Incorporated by reference to Exhibit 10.19 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.13 - Incentive Stock Option Agreement dated September 1, 1998, between Patricia R. Elledge and the Registrant.
          (Incorporated by reference to Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.14 - Incentive Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.15 - Incentive Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.22 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.16 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.23 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.17 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.24 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.18 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.25 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.19 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.26 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.20 - Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

      Exhibit 10.21 - Loan Agreement dated May 26, 1998 between Norwest Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.18 in Registrant's Annual Report on Form 10-K dated June 26, 1998)

     *Exhibit 23.1 - Consent of Arthur Andersen LLP

     *Exhibit 23.2 - Consent of Joe C. Neal & Associates

     *Exhibit 27 - Financial Data Schedule

----------------------------------
*Filed herewith

(b)  No reports on Form 8-K were filed during the last quarter of fiscal
2000.

                                                                Schedule II
                                                                -----------



                         TMBR/SHARP DRILLING, INC.

                     Valuation and Qualifying Accounts

                 Years ended March 31, 2000, 1999 and 1998

                              (In thousands)



                                                   Recoveries
                         Balance at   Additions    or other     Balance
                         beginning    charged to   reserve      at end
    Description          of year      operations   reductions   of year
---------------------    ----------   ----------   ----------   -------

Allowance for
  doubtful accounts:

          2000            $ 1,349      $  137        $    --    $ 1,486

          1999            $ 1,135      $  214        $    --    $ 1,349

          1998            $ 1,135      $   --        $    --    $ 1,135

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TMBR/SHARP DRILLING, INC.




June 28, 2000                           By /s/ Thomas C. Brown
                                           --------------------------------
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



June 28, 2000                               /s/ Thomas C. Brown
                                           --------------------------------
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors
                                           (Principal Executive Officer)


June 28, 2000                               /s/ Joe G. Roper
                                           --------------------------------
                                           Joe G. Roper, President and
                                           Director


June 28, 2000                               /s/ Patricia R. Elledge
                                           --------------------------------
                                           Patricia R. Elledge, Controller/
                                           Treasurer (Principal Financial
                                           Officer)


June 28, 2000                               /s/ David N. Fitzgerald
                                           --------------------------------
                                           David N. Fitzgerald, Director



June 28, 2000                               /s/ Donald L. Evans
                                           --------------------------------
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

Exhibit 3.2 Bylaws of the Company, as amended. (Incor-porated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated
               June 27, 1994)

               Executive Compensation Plans and Arrangements
               ---------------------------------------------
               (Exhibits 10.1 through and including Exhibit
               10.9 constitute executive compensation plans and arrangements of the Registrant)

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

Exhibit 10.10 1998 Stock Option Plan (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly
               Report on Form 10-Q dated November 12, 1998)

Exhibit 10.11 Incentive Stock Option Agreement dated September 1, 1998, between Don H. Lawson and the
               Registrant.  (Incorporated by reference to
               Exhibit 10.18 in Registrant's Annual Report on
               Form 10-K dated June 29, 1999)

Exhibit 10.12 Incentive Stock Option Agreement dated September 1, 1998, between Jeffrey D. Phillips and the
               Registrant.  (Incorporated by reference to
               Exhibit 10.19 in Registrant's Annual Report on
               Form 10-K dated June 29, 1999)

Exhibit 10.13 Incentive Stock Option Agreement dated September 1, 1998, between Patricia R. Elledge and the
               Registrant.  (Incorporated by reference to
               Exhibit 10.20 in Registrant's Annual Report on
               Form 10-K dated June 29, 1999)

Exhibit 10.14 Incentive Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated
               June 29, 1999)

Exhibit 10.15 Incentive Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the
               Registrant.  (Incorporated by reference to
               Exhibit 10.22 in Registrant's Annual Report on
               Form 10-K dated June 29, 1999)

Exhibit 10.16 First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between
               Patricia R. Elledge and the Registrant.
               (Incorporated by reference to Exhibit 10.23 in Registrant's Annual Report on Form 10-K dated
               June 29, 1999)

Exhibit 10.17 First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between
               Jeffrey D. Phillips and the Registrant.
               (Incorporated by reference to Exhibit 10.24 in Registrant's Annual Report on Form 10-K dated
               June 29, 1999)

Exhibit 10.18 First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Joe
               G. Roper and the Registrant. (Incorporated by
               reference to Exhibit 10.25 in Registrant's
               Annual Report on Form 10-K dated June 29,
               1999)

Exhibit 10.19 First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between
               Thomas C. Brown and the Registrant.
               (Incorporated by reference to Exhibit 10.26 in Registrant's Annual Report on Form 10-K dated
               June 29, 1999)

Exhibit 10.20 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

Exhibit 10.21  Loan Agreement dated May 26, 1998 between Norwest
               Bank, Texas N. A. and the Registrant.
               (Incorporated by reference to Exhibit 10.18 in Registrant's Annual Report on Form 10-K dated
               June 26, 1998)

*Exhibit 23.1  Consent of Arthur Andersen LLP                      67

*Exhibit 23.2  Consent of Joe C. Neal & Associates                 68

*Exhibit 27    Financial Data Schedule                             69

--------------------
     *Filed herewith

                                                               Exhibit 23.1


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (registration No. 33-46699, No. 33-89878 and No. 333-32028) and the Company's previously filed registration statement on Form S-3, No. 333-23391.




                                       /s/  ARTHUR ANDERSEN LLP

Dallas, Texas,
  June 28, 2000

                                                               Exhibit 23.2


                CONSENT OF INDEPENDENT PETROLEUM ENGINEERS



               As independent petroleum engineers, we hereby consent to the incorporation by reference of our report included in this Form 10-K into the Company's previously filed Registration Statements on Form S-8 (registration No. 33-46699, No. 33-898878 and No. 333-32028) and the Company's previously filed registration statement on Form S-3, No. 333-23391.





                                              /s/  JOE C. NEAL & ASSOCIATES


Midland, Texas
  June 28, 2000