Form 10-Q
period 2000-06-30
TMBR SHARP DRILLING INC
filed 2000-08-09
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at August 7, 2000
           (Title of Class)                         4,958,386

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, June 30, 2000 and
             March 31, 2000 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended June 30, 2000 and 1999 . . . . . . . . . . . . .   5

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   7

           Statements of Cash Flows, Three Months
             Ended June 30, 2000 and 1999 . . . . . . . . . . . . .   8

           Notes to Financial Statements. . . . . . . . . . . . . .   9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  13

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  15


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  15

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  15

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)



                                               June 30,
                                                2000            March 31,
  ASSETS                                     (Unaudited)          2000
  ------                                    -------------      -----------

Current assets:
  Cash and cash equivalents                    $    259          $    980
  Marketable securities                              49                49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,486 on both
      June 30, and March 31, 2000                 7,847             6,398
  Inventories                                       104               111
  Deposits                                           73                73
  Other                                             565               796
                                                --------          --------
    Total current assets                          8,897             8,407
                                                --------          --------

Property and equipment, at cost:
  Drilling equipment                             52,184            51,858
  Oil and gas properties, based on
    successful efforts accounting                20,823            21,155
  Other property and equipment                    3,787             3,768
                                                --------          --------
                                                 76,794            76,781

Less accumulated depreciation,
  depletion and amortization                    (61,216)          (61,736)
                                                --------          --------

    Net property and equipment                   15,578            15,045
                                                --------          --------

Other assets                                        173               173

                                                --------          --------
    Total assets                               $ 24,648          $ 23,625
                                                ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)


                                                  June 30,
                                                    2000            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2000
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                   $  2,503          $  4,240
  Other                                               1,627             1,339
                                                    --------          --------
     Total current liabilities                        4,130             5,579

Long Term liabilities:
  Borrowings from bank                                3,650             2,250
                                                    --------          --------
     Total liabilities                                7,780             7,829
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,227,125 shares at
      June 30, and March 31, 2000,
    respectively                                        623               623
  Additional paid-in capital                         69,672            69,672
  Accumulated deficit                               (53,239)          (54,311)
  Accumulated other comprehensive
    income (loss)                                       (38)              (38)
  Treasury stock-common, 1,268,739
    shares at June 30, and
    March 31, 2000, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      16,868            15,796
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 24,648          $ 23,625
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------
  Revenues:
     Contract drilling                            $   7,247         $   1,723
     Oil and gas                                      1,015               481
                                                 -----------       -----------
         Total revenues                               8,262             2,204
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                4,844             1,712
     Oil and gas production                             276               245
     Dry holes and abandonments                         485                81
     Depreciation, depletion and
       amortization                                   1,106               554
     General and administrative                         425               402
                                                 -----------       -----------
         Total operating costs
           and expenses                               7,136             2,994
                                                 -----------       -----------
         Operating income (loss)                      1,126              (790)
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                      (60)               17
     Gain on sales of assets                             27                --
     Other, net                                           1                17
                                                 -----------       -----------
     Total other income                                 (32)               34

                                                 -----------       -----------
  Net income (loss) before income
     tax provision                                    1,094              (756)
  Provision for
     income taxes                                       (22)               --
                                                 -----------       -----------

  Net income (loss)                               $   1,072          $   (756)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                 Three months ended
                                                      June 30,
                                            -----------------------------
                                               2000              1999
                                            -----------       -----------

Net income (loss) per common share:

  Basic                                      $     .22          $   (.16)
  Diluted                                          .20              (.16)
                                            ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                      4,958,386         4,710,886
  Diluted                                    5,405,341         4,710,886
                                            ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

             Three Months Ended June 30, 2000 (Unaudited) and

                    Year Ended March 31, 2000 (Audited)

                              (In thousands)



                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2000     6,227   $ 623     $ 69,672      $(54,311)        $(38)        1,270  $(150)      $15,796


Net income              --      --           --         1,072           --            --     --         1,072
                     -----    -----     --------      --------         ----       -------  -----       ------

Balance,
  June 30, 2000      6,227   $ 623     $ 69,672      $(53,239)        $(38)        1,270  $(150)      $16,868
                     =====    =====     ========      ========         ====       =======  =====       ======

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 2000 and 1999 (Unaudited)
                                 (In thousands)


                                               Three months ended June 30,
                                              ------------------------------
                                                2000                 1999
                                              ---------            ---------
Cash flows from operating activities:
  Net income (loss)                            $  1,072             $   (756)
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                              1,106                  554
       Dry holes and abandonments                   485                   81
       Gain on sales of assets                      (27)                  --
       Changes in assets and liabilities:
        Trade receivables                        (1,449)                 344
        Deposits                                     --                   --
        Inventories and other assets                238                   96
        Trade payables                           (1,737)                 438
        Accrued interest and other liabilities      288                 (327)
                                                --------             --------
         Total adjustments                       (1,096)               1,186
                                                --------             --------
         Net cash provided by
          operating activities                      (24)                 430

Cash flows from investing activities:
  Additions to property and equipment            (2,144)                (657)
  Proceeds from sales of property and
    equipment                                        47                   --
                                                --------             --------
         Net cash required by
          investing activities                   (2,097)                (657)

Cash flows from financing activities:
  Borrowings from bank                            1,400                   --
                                                 -------             --------
         Net cash provided by
          financing activities                    1,400                   --
                                                --------             --------
         Net (decrease) increase in
          cash and cash equivalents                (721)                (227)

Cash and cash equivalents at beginning
  of period                                         980                1,195
                                                --------             --------
Cash and cash equivalents at end of
  period                                       $    259             $    968
                                                ========             ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                       NOTES TO FINANCIAL STATEMENTS



     The amounts presented in the balance sheet as of March 31, 2000 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 2000 and March 31, 2000, the results of operations for the three months ended June 30, 2000 and 1999, and the cash flows for the three month periods ended June 30, 2000 and 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 2000 was approximately $49,000. An unrealized loss of approximately $38,000 was deducted from stockholders equity and was included as a component of other comprehensive income.

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


(3)  Debt

     Line of Credit

     In May, 1998, the Company entered into a loan agreement with its bank lender which provided for a $5.0 million revolving line of credit secured by substantially all of the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bore interest at the bank's base rate and accrued interest was payable monthly. The loan facility originally matured on May 26, 2000 but was extended to July 15, 2000.

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (9.5% at June 30, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and June 30, 2000, respectively, $2,250,000 and $3,650,000 were outstanding under the loan facility

(4)  Stockholders' Equity

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. At June 30, 2000, options to purchase 325,500 shares of common stock remain outstanding, all of which are earned and exercisable. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On June 30, 2000, options to purchase 183,000 shares were earned and exercisable. The remaining 56,000 shares will become exercisable over a two year period.



     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. At June 30, 2000, options to purchase 25,000 shares were outstanding under the 1998 Plan.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 2000. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from those forward-looking statements.

Results of Operations

     Total revenues were $8,262,000 for the three months ended June 30, 2000 which represents a 275% increase from the same period in 1999. Operating expenses as a percent of revenues were 86% for the three months ended June 30, 2000 versus 136% for the same period of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in a increase in rig utilization rates. The Company has also experienced an increase in the average price received for its contract drilling services. Rig utilization rates were 62% for the three months ended June 30, 2000 compared to 16% in the same period in 1999

     Oil and gas revenues increased by approximately 111% for the three months ended June 30, 2000. This increase can be primarily attributed to an approximate 84% and 81% increase in the average prices received for crude oil and natural gas, respectively. The quantity of crude oil produced increased by approximately 23% while natural gas production remained relatively flat. Oil and gas production expenses increased approximately 13%.

     Depreciation, depletion and amortization expense increased by approximately 100% when compared to the three months ended June 30, 1999. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of production method based on the monthly utilization of the equipment. In addition, the Company added a Gardner Denver 800 rig to its available fleet and purchased drill pipe and drill collars during the year ended March 31, 2000. The increase in depreciation, depletion and amortization expense for the quarter ended June 30, 2000 reflects the added equipment.

     Net working capital was $4.8 million at June 30, 2000 compared to $2.8 million at March 31, 2000.

Liquidity and Capital Resources


     In May, 1998, the Company entered into a loan agreement with its bank lender which provided for a $5.0 million revolving line of credit secured by substantially all of the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the line of credit bore interest at the bank's base rate and accrued interest was payable monthly. The loan facility originally matured on May 26, 2000 but was extended to July 15, 2000.

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (9.5% at June 30, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and June 30, 2000, respectively, $2,250,000 and $3,650,000 were outstanding under the loan facility

     The Company anticipates that funds for its capital expenditures in fiscal 2001 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

Trends and Prices

     The contract drilling industry is currently experiencing increased demand and increasing prices for contract drilling services due to the rise
of oil and gas prices.   The Company will be affected by oil and gas price
fluctuations in the industry, but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2000, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At June 30, 2000, the Company had $3,650,000 borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.


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

          10.1 - Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank Texas, N.A. and the
               Registrant.

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




August 9, 2000                   By:  /s/  Patricia R. Elledge
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

  3.2 Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

  10.1* Second Amended and Restated Loan Agreement dated June 26,2000 between Wells Fargo Bank Texas, N.A. and the Registrant.

  27*          Financial Data Schedule

--------------------------
*Filed herewith.