Form 10-Q
period 2000-09-30
TMBR SHARP DRILLING INC
filed 2000-11-14
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at November 13, 2000
           (Title of Class)                         4,972,386

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, September 30, 2000 and
             March 31, 2000 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended September 30, 2000 and 1999 . .. . . . . . . . .   5

           Statements of Operations, Six Months
             Ended September 30, 2000 and 1999. . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Six Months
             Ended September 30, 2000 and 1999 . .. . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  15

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  17


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  18

  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . . . .  18

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)



                                            September 30,
                                                2000            March 31,
  ASSETS                                     (Unaudited)          2000
  ------                                    -------------      -----------

Current assets:
  Cash and cash equivalents                        $    403         $     980
  Marketable securities                                  91                49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,486 at both
      September 30, and March 31, 2000                9,064             6,398
  Inventories                                           225               111
  Deposits                                               73                73
  Other                                                 629               796
                                                    --------          --------
    Total current assets                             10,485             8,407
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 53,042            51,858
  Oil and gas properties, based on
    successful efforts accounting                    21,961            21,155
  Other property and equipment                        3,860             3,768
                                                    --------          --------
                                                     78,863            76,781

Less accumulated depreciation,
  depletion and amortization                        (62,431)          (61,736)
                                                    --------          --------

    Net property and equipment                       16,432            15,045
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 27,090          $ 23,625
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)


                                                September 30,
                                                    2000            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2000
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   4,081           $ 4,240
  Other                                               1,651             1,339
                                                    --------          --------
     Total current liabilities                        5,732             5,579
                                                    --------          --------
Long Term liabilities:
  Borrowings from bank                                2,750             2,250
                                                    --------          --------
     Total liabilities                                8,482             7,829
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,241,125 and 6,227,125
    shares at September 30, and
    March 31, 2000, respectively                        624               623
  Additional paid-in capital                         69,728            69,672
  Accumulated deficit                               (51,598)          (54,311)
  Accumulated other comprehensive
    income (loss)                                         4               (38)
  Treasury stock-common, 1,268,739
    shares at September 30, and
    March 31, 2000, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      18,608            15,796
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 27,090          $ 23,625
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     8,243       $     3,445
     Oil and gas                                      1,266               768
                                                 -----------       -----------
         Total revenues                               9,509             4,213
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                5,344             2,962
     Oil and gas production                             338               173
     Dry holes and abandonments                         324               261
     Exploration                                         86                11
     Depreciation, depletion and
       amortization                                   1,331               612
     General and administrative                         455               557
                                                 -----------       -----------
         Total operating costs
           and expenses                               7,878             4,576
                                                 -----------       -----------
         Operating income (loss)                      1,631              (363)
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                      (73)                9
     Gain on sales of assets                            115               106
                                                 -----------       -----------
     Total other income                                  42               115
                                                 -----------       -----------
  Net income (loss) before
     income tax provision                             1,673              (248)
  Provision for income taxes                            (33)               --
                                                 -----------       -----------

  Net income (loss)                              $    1,640       $      (248)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------

Net income (loss) per common share:

  Basic                                       $        .33        $      (.05)
  Diluted                                              .30               (.05)
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,960,951         4,710,886
  Diluted                                         5,416,059         4,710,886
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   15,490       $     5,169
     Oil and gas                                      2,281             1,249
                                                 -----------       -----------
         Total revenues                              17,771             6,418
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               10,188             4,675
     Oil and gas production                             615               418
     Dry holes and abandonments                         749               341
     Exploration                                        146                12
     Depreciation, depletion and
       amortization                                   2,437             1,166
     General and administrative                         879               959
                                                 -----------       -----------
         Total operating costs
           and expenses                              15,014             7,571
                                                 -----------       -----------
         Operating income (loss)                      2,757            (1,153)
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                     (132)               26
     Gain on sales of assets                            142               106
     Other, net                                           1                18
                                                 -----------       -----------
     Total other income                                  11               150
                                                 -----------       -----------
  Net income (loss) before income
     tax provision                                    2,768            (1,003)
  Provision for income taxes                            (55)               --
                                                 -----------       -----------

  Net income (loss)                              $    2,713       $    (1,003)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------

Net income (loss) per common share:

  Basic                                           $     .55       $      (.21)
  Diluted                                               .50              (.21)
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,959,676         4,710,886
  Diluted                                         5,424,750         4,710,886
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Six Months Ended September 30, 2000 (Unaudited) and

                    Year Ended March 31, 2000 (Audited)

                              (In thousands)




                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2000     6,227   $ 623     $ 69,672      $(54,311)        $(38)        1,270  $(150)      $ 15,796

Exercise of
  Stock Options         14       1           56            --           --            --     --             57

Net Income              --      --           --         2,713           --            --     --          2,713

Other comprehensive
 income, net of tax
   Unrealized gain
   on marketable
   equity securities    --      --           --            --           42            --     --             42
                                                                                                       -------
Comprehensive
 Income                 --      --           --            --           --            --     --          2,755
                     -----    -----     --------      --------         ----       -------  -----       -------

Balance,
  September 30,
    2000             6,241   $ 624     $ 69,728      $(51,598)        $  4         1,270  $(150)      $ 18,608
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                           STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                                Six months ended September 30,
                                                ------------------------------
                                                  2000                 1999
                                                ---------            ---------
Cash flows from operating activities:
  Net income (loss)                             $ 2,713             $ (1,003)
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                              2,437                1,166
       Dry holes and abandonments                   749                  341
       Gain on sales of assets                     (142)                (106)
       Grant of stock options                        --                   97
       Changes in assets and liabilities:
        Trade receivables                        (2,666)                (193)
        Inventories and other assets                 53                  145
        Trade payables                             (159)                  91
        Accrued interest and other liabilities      312                   83
                                                --------             --------
         Total adjustments                          584                1,624
                                                --------             --------
         Net cash provided by
          operating activities                    3,297                  621

Cash flows from investing activities:
  Additions to property and equipment            (4,787)              (1,825)
  Proceeds from sales of property and
    equipment                                       356                  130
                                                --------             --------
         Net cash required by
          investing activities                   (4,431)              (1,695)

Cash flows from financing activities:
  Borrowings from Bank                            1,400                   --
  Repayments of Bank Borrowings                    (900)                  --
  Issuance of stock options                          57                   --
                                                --------             --------
         Net cash provided by
          financing activities                      557                   --
                                                --------             --------
         Net decrease in
          cash and cash equivalents                (577)              (1,074)

Cash and cash equivalents at beginning
  of period                                         980                1,195
                                                --------             --------
Cash and cash equivalents at end of
  period                                        $   403              $   121
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 2000 and March 31, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999, and the cash flows for the six month periods ended September 30, 2000 and 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 2000 was approximately $91,000. An unrealized gain of approximately $42,000 was added to stockholders equity and was included as a component of other comprehensive income.

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

Reclassifications

     Certain reclassifications have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (9.5% at September 30, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and September 30, 2000, respectively, $2,250,000 and $2,750,000 were outstanding under the loan facility.


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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2000, options to purchase 184,000 shares were earned and exercisable. An additional 56,000 shares will become earned and exercisable over a two year period. The following table sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2000        564,500     $4.125-4.5375   $ 2,387,963

Exercised                         (14,000)         4.125          (57,750)
                                  -------      ------------     ---------

Outstanding September 30,
 2000                             550,500     $4.125-4.5375   $ 2,330,213
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. At September 30, 2000, options to purchase 25,000 shares were outstanding under the 1998 Plan.

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

Results of Operations

     Total revenues were $9,509,000 and $17,771,000 for the three and six months ended September 30, 2000 which represents a 126% and 177% increase, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 83% and 84% for the three and six months ended September 30, 2000 versus 109% and 118% for the same periods of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in average price received for its contract drilling services. Rig utilization rates were 67% and 64% for the three and six months ended September 30, 2000 compared to 32% and 24% in the same periods in 1999.

     Oil and gas revenues increased by approximately 65% and 83% for the three and six months ended September 30, 2000. The following table sets forth certain information relating to oil and gas revenues:

                      Three months ended             Six months ended
                         September 30,                 September 30,
                    ----------------------        ----------------------
                      2000           1999           2000           1999
                    -------        -------        -------        -------

Quantities
-----------
Oil (bbls)           29,502         20,218         56,435         42,110
Gas (mcf)           107,589        184,826        216,674        293,742

Average Price
-------------
Oil (bbls)          $ 29.09        $ 17.97        $ 27.80        $ 16.08
Gas (mcf)           $  3.79        $  2.19        $  3.29        $  1.95

     The decline in natural gas production from the prior year is due to the plugging and abandonment of two non-operated natural gas wells in Ward County, Texas. Also, an ongoing recompletion of one well in Pecos County, Texas has negatively affected the current year's natural gas production. In addition, the Company's interest in a natural gas well in Lea County, New Mexico was reduced by 25% because the well reached "pay-out" status.

     Oil and gas production expenses increased approximately 95% and 47% for the three and six months ended September 30, 2000. This increase is attributable to a recovery of an insurance claim in the prior year concerning the loss of a well bore in Lea County, New Mexico. The production expenses in the quarter ended September 30, 1999 reflect this recovery.

     Depreciation, depletion and amortization expense increased by approximately 117% and 109% when compared to the three and six months ended September 30, 1999. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. In addition, the Company added a Gardner Denver 800 rig to its available fleet and purchased drill pipe and drill collars during the year ended March 31, 2000. In the six months ended September 30, 2000, the Company has also purchased drill collars and drill pipe. The increase in depreciation, depletion and amortization expense for the six months ended September 30, 2000 reflects the added equipment.

     Net working capital was $4.8 million at September 30, 2000 compared to $2.8 million at March 31, 2000.

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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) base rate (9.5% at September 30, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and September 30, 2000, respectively, $2,250,000 and $2,750,000 were outstanding under the loan facility.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2000, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At September 30, 2000, the Company had $2,750,000 borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.

PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.


Item 4.  Submission of matters to a vote of security holders.

     The Company's annual meeting of stockholders was held on August 31, 2000. At the meeting, the following persons were elected to serve as Directors of the Company until the 2000 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Thomas
C. Brown, (2) Donald L. Evans, (3) David N. Fitzgerald and (4) Joe G. Roper.

     Set forth below is a tabulation of votes with respect to each nominee for Director:

                          Votes       Votes
                          Cast        Cast       Votes                         Broker
Name                      For         Against    Withheld     Abstentions      Non-Votes
----                      -----       -------    --------     -----------      ---------
Thomas C. Brown         4,273,826     109,323       --            --              --
Donald L. Evans         4,273,814     109,335       --            --              --
David N. Fitzgerald     4,273,826     109,323       --            --              --
Joe G. Roper            4,273,826     109,323       --            --              --


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

          27 - Financial Data Schedule

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




November 14, 2000                By:  /s/  Patricia R. Elledge
-----------------                     ---------------------------
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