Form 10-Q
period 2000-12-31
TMBR SHARP DRILLING INC
filed 2001-02-14
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2000

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at February 9, 2001
           (Title of Class)                         4,997,386

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, December 31, 2000 and
             March 31, 2000 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended December 31, 2000 and 1999 . . . . . . . . . . .   5

           Statements of Operations, Nine Months
             Ended December 31, 2000 and 1999 . . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Nine Months
             Ended December 31, 2000 and 1999 . . . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  15

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  17


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  18

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)



                                                December 31,
                                                    2000            March 31,
  ASSETS                                         (Unaudited)          2000
  ------                                        ------------       -----------

Current assets:
  Cash and cash equivalents                        $    145         $     980
  Marketable securities                                  91                49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,611 at December 31,
      2000 and $1,486 at March 31, 2000               8,487             6,398
  Inventories                                           235               111
  Deposits                                               73                73
  Other                                                 624               796
                                                    --------          --------
    Total current assets                              9,655             8,407
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 53,529            51,858
  Oil and gas properties, based on
    successful efforts accounting                    23,794            21,155
  Other property and equipment                        3,971             3,768
                                                    --------          --------
                                                     81,294            76,781

Less accumulated depreciation,
  depletion and amortization                        (63,532)          (61,736)
                                                    --------          --------

    Net property and equipment                       17,762            15,045
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 27,590          $ 23,625
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2000 (Unaudited) and March 31, 2000
                   (In thousands, except per share data)


                                                December 31,
                                                    2000            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2000
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   2,673           $ 4,240
  Other                                               2,177             1,339
                                                    --------          --------
     Total current liabilities                        4,850             5,579
                                                    --------          --------
Long Term liabilities:
  Borrowings from bank                                1,950             2,250
                                                    --------          --------
     Total liabilities                                6,800             7,829
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,266,125 and 6,227,125
    shares at December 31, and
    March 31, 2000, respectively                        627               623
  Additional paid-in capital                         69,829            69,672
  Accumulated deficit                               (49,520)          (54,311)
  Accumulated other comprehensive
    income (loss)                                         4               (38)
  Treasury stock-common, 1,268,739
    shares at December 31, and
    March 31, 2000, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      20,790            15,796
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 27,590          $ 23,625
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     8,914       $     4,680
     Oil and gas                                      1,340               894
                                                 -----------       -----------
         Total revenues                              10,254             5,574
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                5,737             3,730
     Oil and gas production                             363               248
     Dry holes and abandonments                          59                49
     Exploration                                         25                 4
     Depreciation, depletion and
       amortization                                   1,322               729
     General and administrative                         606               426
                                                 -----------       -----------
         Total operating costs
           and expenses                               8,112             5,186
                                                 -----------       -----------
         Operating income                             2,142               388
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                      (52)                4
     Gain on sales of assets                             --                31
     Other, net                                          32                 1
                                                 -----------       -----------
     Total other income (expense)                       (20)               36
                                                 -----------       -----------
  Net income before income
     tax provision                                    2,122               424
  Provision for income taxes                            (44)               --
                                                 -----------       -----------

  Net income                                     $    2,078       $       424
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------

Net income per common share:

  Basic                                       $        .42        $       .09
  Diluted                                              .38                .08
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,993,310         4,871,795
  Diluted                                         5,456,418         5,252,675
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                          December 31,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   24,404       $     9,849
     Oil and gas                                      3,622             2,143
                                                 -----------       -----------
         Total revenues                              28,026            11,992
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               15,926             8,404
     Oil and gas production                             978               666
     Dry holes and abandonments                         808               389
     Exploration                                        171                16
     Depreciation, depletion and
       amortization                                   3,759             1,896
     General and administrative                       1,485             1,385
                                                 -----------       -----------
         Total operating costs
           and expenses                              23,127            12,756
                                                 -----------       -----------
         Operating income (loss)                      4,899              (764)
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                     (183)               30
     Gain on sales of assets                            142               137
     Other, net                                          32                18
                                                 -----------       -----------
     Total other income (expense)                        (9)              185
                                                 -----------       -----------
  Net income (loss) before income
     tax provision                                    4,890              (579)
  Provision for income taxes                            (99)               --
                                                 -----------       -----------

  Net income (loss)                              $    4,791       $      (579)
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2000 and 1999 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    2000              1999
                                                 -----------       -----------

Net income (loss) per common share:

  Basic                                           $     .96       $      (.12)
  Diluted                                               .88              (.12)
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           4,970,928         4,729,286
  Diluted                                         5,423,578         4,729,286
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Nine Months Ended December 31, 2000 (Unaudited) and

                    Year Ended March 31, 2000 (Audited)

                              (In thousands)



                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2000     6,227   $ 623     $ 69,672      $(54,311)        $(38)        1,270  $(150)      $ 15,796

Exercise of
  Stock Options         39       4          157            --           --            --     --            161

Net Income              --      --           --         4,791           --            --     --          4,791

Other comprehensive
 income, net of tax
   Unrealized gain
   on marketable
   equity securities    --      --           --            --           42            --     --             42
                                                                                                       -------
Comprehensive
 Income                 --      --           --            --           --            --     --          4,833
                     -----    -----     --------      --------         ----       -------  -----       -------

Balance,
  December 31,
    2000             6,266   $ 627     $ 69,829      $(49,520)        $  4         1,270  $(150)      $ 20,790
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                              Nine months ended December 31,
                                              ------------------------------
                                                2000                 1999
                                              ---------            ---------
Cash flows from operating activities:
  Net income (loss)                            $ 4,791             $   (579)
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                             3,759                1,896
       Dry holes and abandonments                  808                  389
       Gain on sales of assets                    (142)                (137)
       Grant of stock options                       --                   97
       Changes in assets and liabilities:
        Trade receivables                       (2,089)              (1,067)
        Inventories and other assets                48                  244
        Trade payables                          (1,567)                 312
        Accrued interest and other liabilities     838                  270
                                               --------             --------
         Total adjustments                       1,655                2,004
                                               --------             --------
         Net cash provided by
          operating activities                   6,446                1,425

Cash flows from investing activities:
  Additions to property and equipment           (7,498)              (2,857)
  Proceeds from sales of property and
    equipment                                      356                  154
                                               --------             --------
         Net cash required by
          investing activities                  (7,142)              (2,703)

Cash flows from financing activities:
  Borrowings from Bank                           1,400                  750
  Repayments of Bank Borrowings                 (1,700)                  --
  Proceeds from exercise of stock options          161                   28
                                               --------             --------
         Net cash (required) provided
          by financing activities                 (139)                 778
                                               --------             --------
         Net decrease in
          cash and cash equivalents               (835)                (500)

Cash and cash equivalents at beginning
  of period                                        980                1,195
                                               --------             --------
Cash and cash equivalents at end of
  period                                       $   145              $   695
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 2000 and March 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999, and the cash flows for the nine month periods ended December 31, 2000 and 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 2000 was approximately $91,000. An unrealized gain of approximately $42,000 was added to stockholders equity and was included as a component of other comprehensive income.

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

Reclassifications

     Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the December 31, 2000 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (9.5% at December 31, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and December 31, 2000, respectively, $2,250,000 and $1,950,000 were outstanding under the loan facility.


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

Outstanding December 31,
 2000                             550,500     $4.125-4.5375   $ 2,330,213
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. At December 31, 2000, no options were outstanding under the 1998 Plan.

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

Results of Operations

     Total revenues were $10,254,000 and $28,026,000 for the three and nine months ended December 31, 2000 which represents an 84% and 134% increase, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 79% and 83% for the three and nine months ended December 31, 2000 versus 93% and 106% for the same periods of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in average price received for its contract drilling services. Rig utilization rates were 68% and 66% for the three and nine months ended December 31, 2000 compared to 43% and 30% in the same periods in 1999.

     Oil and gas revenues increased by approximately 50% and 69% for the three and nine months ended December 31, 2000. The following table sets forth certain information relating to oil and gas revenues:

                      Three months ended             Nine months ended
                         December 31,                   December 31,
                    ----------------------        ----------------------
                      2000           1999           2000           1999
                    -------        -------        -------        -------

Quantities
-----------
Oil (bbls)           25,223         18,689         81,658         78,217
Gas (mcf)           113,013        185,524        329,687        611,855

Average Price
-------------
Oil (bbls)          $ 32.85        $ 22.29        $ 29.36        $ 19.76
Gas (mcf)           $  4.52        $  2.57        $  3.71        $  2.25

     The decline in natural gas production from the prior year is due to the plugging and abandonment of two non-operated natural gas wells in Ward County, Texas. Also, a recompletion of one well in Pecos County, Texas has negatively affected the current year's natural gas production. In addition, the Company's interest in a natural gas well in Lea County, New Mexico was reduced by 25% because the well reached "pay-out" status.

     Oil and gas production expenses increased approximately 46% and 47% for the three and nine months ended December 31, 2000. The increase in production expenses for the three months ended December 31, 2000 can be attributed to the increased water production and workover of one well in Gaines County, Texas. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses. Also nine month results are affected by a recovery of an insurance claim in the prior year concerning the loss of a well bore in Lea County, New Mexico. The production expenses in the quarter ended September 30, 1999 reflect this recovery.

     Depreciation, depletion and amortization expense increased by approximately 81% and 98% when compared to the three and nine months ended December 31, 1999. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. In addition, the Company added a Gardner Denver 800 rig to its available fleet and purchased drill pipe and drill collars during the year ended March 31, 2000. In the six months ended September 30, 2000, the Company also purchased drill collars and drill pipe. The increase in depreciation, depletion and amortization expense for the nine months ended December 31, 2000 reflects the added equipment.

     On January 4, 2001, subsequent to the end of the quarter, the Company purchased a BDW 800 drilling rig with a depth capacity of approximately 16,000 feet. This rig was put in service on February 6, 2001. With the addition of this rig, the Company has 19 rigs in its fleet.

     Net working capital was $4.8 million at December 31, 2000 compared to $2.8 million at March 31, 2000.

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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) base rate (9.5% at September 30, 2000) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2000 and December 31, 2000, respectively, $2,250,000 and $1,950,000 were outstanding under the loan facility.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2000, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At December 31, 2000, the Company had $1,950,000 borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.


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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




February 14, 2001                By:  /s/  Patricia R. Elledge
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