Form 10-K405
period 2001-03-31
TMBR SHARP DRILLING INC
filed 2001-06-15
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

  (X)        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              (Fee Required)

              For the fiscal year ended March 31, 2001
                                    or

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

                                                Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting stock held by nonaffiliates of the registrant at May 31, 2001 was approximately $69,191,598.

     At May 31, 2001, there were 5,100,986 shares of the Registrant's Common Stock outstanding.

     The information required by Items 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held in August, 2001.

                         TMBR/SHARP DRILLING, INC.

                                 FORM 10-K

                             TABLE OF CONTENTS



Part I                                                            Page

     Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . .    3
     Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .     16
     Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . .     17
     Item  4.  Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . . . . . . .     17

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters . . . . . . . . . .     17
     Item  6.  Selected Financial Data . . . . . . . . . . . . . . . .   19
     Item  7.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations . . . . . . . . . . . . . . . . . . . .   20
     Item  7A. Quantitative and Qualitative Disclosure
                 About Market Risk . . . . . . . . . . . . . . . . . .   27
     Item  8.  Financial Statements and Supplementary Data . . . . . .   28
     Item  9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . . . .   53

Part III

     Item 10.  Directors and Executive Officers
                 of the Registrant . . . . . . . . . . . . . . . . . .   53
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .   54
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . .   54
     Item 13.  Certain Relationships and Related Transactions. . . . .   55

Part IV and signatures

     Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K . . . . . . . . . . . . . . .   55
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   59

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

     The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 2001 was approximately 68% compared to 35% for the year ended March 31, 2000.

     The Company owns 18 drilling rigs. At May 31, 2001, 3 rigs were operating on behalf of the Company for its own account, 11 were operating for non-affiliated oil producers, and 4 were "stacked" (non-operating). All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

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

     The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin of west Texas and eastern New Mexico. Oil and gas operations comprised approximately 13% of the Company's revenues for the fiscal year ended March 31, 2001. The Company's proved reserves, of which approximately 1,999 MBOE (million barrels of oil equivalent) were proved developed producing and approximately 131 MBOE were proved developed non-producing, had a present value of future net revenues of approximately $29.3 million at March 31, 2001. At that same date, the Company owned interests in approximately 23,171 gross (4,015 net) acres of developed oil and gas properties, and approximately 1,006,295 gross (40,221 net) acres of undeveloped properties.

     The contract drilling industry is highly sensitive to oil and gas industry conditions. Since the early 1980's, many oil and gas exploration companies significantly reduced their drilling budgets due to the low oil and gas prices. As a result, the Company encountered substantial competition from other drilling contractors. In recent years, competition within the drilling industry has been intense due to depressed demand for contract drilling services. Industry conditions began to improve during the second quarter of fiscal 2000 and have continued to the present, primarily because of higher crude oil and natural gas prices.

     The Company's profitability and cash flows are highly dependent on the prices of oil and natural gas. Low oil and natural gas prices have historically had a material adverse effect on the Company's cash flows and profitability. If prices become depressed for a sustained period of time, a material adverse effect on the Company's future operations and financial condition would be expected.

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

CONTRACT DRILLING OPERATIONS

Drilling Rigs

     The following table sets forth the type and depth capabilities of the Company's 19 onshore drilling rigs.

     Rig No.        Depth Capacity      Type
        2                  8,500        Weiss W-45
        3                  8,500        Weiss W-45
        4                  8,500        Unit 15
        6*                12,500        National 75A
        7                 10,000        Unit 15
       10(a)              12,500        National 75A
       12*                11,500        National 50A
       14*                12,500        BDW 650
       17*                 9,500        Unit 15
       22*                13,500        Brewster N-75
       23*                13,500        National 75A
       24*                13,500        Gardner Denver 700
       27*                13,500        Gardner Denver 700
       28*                16,000        Gardner Denver 800
       29*                16,000        Gardner Denver 800
       30*                16,000        Gardner Denver 800
       31*                16,000        BDW 800
       55*                30,000        Gardner Denver DW-2100
       56*                20,000        National 110-M
     ----------------
     *In active operation at May 31, 2001.

     (a) On April 12, 2001, this rig was destroyed as a result of an explosion, fire and subsequent blow out. This rig was insured in the amount of $750,000.

     Major overhauls, repairs and general maintenance for the drilling rigs are primarily conducted at the Company's principal support and storage facilities in Midland, Texas. The Company emphasizes the maintenance and periodic improvement of its drilling equipment and believes that its rigs are generally in good condition. See "Item 2. Properties".

Drilling Contracts

     The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Drilling contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "daywork" contracts with the remainder being "footage" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications.
The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 14 rigs working at May 31, 2001, all were subject to daywork contracts.

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

                      Contract Drilling
       Year Ended         Revenues          Number of      Percent of
        March 31,      (in thousands)       Rigs Owned     Utilization
       ----------     -----------------     ----------     -----------
          1997            $ 18,483              15            51.6%
          1998              34,891              17(a)         78.2%
          1999              12,948              17            26.6%
          2000              15,394              18(b)         35.0%
          2001              36,023              19(c)         68.2%
____________________
     (a) Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 1998.
     (b) Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 2000.
     (c) Of the total number of rigs owned, one was owned only for a portion of the fiscal year ended March 31, 2001. On April 12, 2001, this rig was destroyed as a result of an explosion, fire and subsequent blow out.

Customers

     During the fiscal year ended March 31, 2001, the Company drilled a total of 160 wells for approximately 19 customers. The following table sets forth certain information with respect to customers for the Company's contract drilling services that accounted for more than 10% of the Company's total revenues during the last fiscal year.

                                           Percent of      Number of Wells
Name of Customer                         Total Revenues        Drilled
----------------                         --------------    ---------------
Pure Resources, Inc.                           35%                 49
Pogo Producing Company                         13%                 33


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

Employees

     At May 31, 2001, the Company had 52 salaried employees and approximately 332 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

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


OIL AND GAS OPERATIONS

     The Company's oil and gas operations involve the acquisition, exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 2001, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

     The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

     Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is usually accomplished through participation with other third parties. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At May 31, 2001 the Company was operator of 35 wells.

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

     No major discovery or other favorable or adverse event has occurred since March 31, 2001 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

     The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

     The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Productive Wells and Acreage

     The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 2001. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.


                                                 Productive Wells
                                        -----------------------------------
                                           Gross                  Net
                                        -----------        ----------------
                                        Oil     Gas           Oil      Gas
                                        ---     ---        -------    -----
Texas................................... 64      13          9.962    2.235
New Mexico.............................. 21       9          7.312    2.716
Oklahoma...............................   1       3           .029     .090
                                        ---     ---         ------    -----
          Total......................... 86      25         17.303    5.041
                                        ===     ===         ======    =====



                                                   Acreage
                                  -----------------------------------------
                                      Developed             Undeveloped
                                  -----------------     -------------------
                                   Gross       Net       Gross         Net
                                  ------      -----     ---------    ------
Texas............................ 14,880      2,510         4,535     2,273
New Mexico.......................  5,731      1,429         1,760       448
Oklahoma.........................  2,560         76            --        --
Palau............................     --         --     1,000,000    37,500
                                  ------      -----     ---------    ------
          Total.................. 23,171      4,015     1,006,295    40,221
                                  ======      =====     =========    ======

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


                                     Year Ended March 31,
                    -------------------------------------------------------
                          2001                2000                1999
                    ---------------     ---------------     ---------------
Type of Well        Gross      Net      Gross      Net      Gross      Net
------------        -----     -----     -----     -----     -----     -----
Exploratory (1)
     Oil              3       1.162       6       1.680       3       1.714
     Gas              4       1.262       4        .590       3        .781
     Dry              7       1.937       3        .500       3       1.108

Development (2)
     Oil              4       2.40        2        .160      --         --
     Gas              1        .05       --         --        2        .266
     Dry              2        .10        1        .10        1        .150

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

     At May 31, 2001, the Company was participating in the drilling of 2 gross (.766 net) exploratory wells in Reeves County, Texas and 1 gross (.30 net) exploratory well in Lea County, New Mexico.

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

                                            Year Ended March 31,
                                   ------------------------------------
                                    2001           2000           1999
                                   -------       -------        -------
Net Production
     Oil (Bbls)                    108,886        78,217         68,135
     Gas (Mcf)                     428,355       611,901        568,627
     EBO (1)                       180,279       180,201        162,906

Sales Prices
     Oil ($/Bbl)                   $31.14         $21.12         $10.84
     Gas ($/Mcf)                     4.82           2.48           1.29
     EBO                            30.25          17.58           9.06

Production (Lifting) Costs
     per EBO                         7.77           5.13           4.93

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

Markets and Customers

     The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 2001, Navajo Refining and Crude Marketing and Lantern Petroleum Corporation accounted for approximately 30% and 17%, respectively, of the Company's oil and gas revenues for such period. The loss of either one of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2001, and no matters were submitted to a vote of security holders during such period.






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

                                                   Price
                                             -------------------
                                              High       Low
                                             -------    --------
           Fiscal 2000
                  First Quarter              $ 6 1/8    $ 3 9/16
                  Second Quarter               8 9/16     5 1/8
                  Third Quarter                7 3/4      5 1/2
                  Fourth Quarter              12 1/4      5 5/16

           Fiscal 2001
                  First Quarter               12 1/2      8 3/4
                  Second Quarter              15 3/4     10 1/2
                  Third Quarter               14 11/16   10
                  Fourth Quarter              18 3/8     13

     On May 31, 2001, the last reported sale price of the Company's Common Stock as reported by NASDAQ was $17.

     The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, New York, New York.

     On May 31, 2001, the outstanding shares of the Company's Common Stock were held of record by approximately 2,240 stockholders.

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

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for the Company's operations for each of the five years ended March 31, 2001. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                               Years ended March 31,
                                    -------------------------------------------
                                    2001       2000     1999    1998       1997
                                    ----       ----     ----    ----       ----
                                      (In thousands, except per share amounts)
INCOME STATEMENT DATA
Operating revenues:
  Contract drilling              $ 36,023  $ 15,394  $ 12,948  $ 34,891  $ 18,483
  Oil and gas                       5,454     3,169     1,476     2,126     2,491
                                   ------    ------    ------    ------    ------

    Total operating revenues       41,477    18,563    14,424    37,017    20,974

Operating costs and expenses:
  Contract drilling                22,767    12,486    10,027    23,163    14,190
  Oil and gas production            1,363       926       803       944       924
  Dry holes and abandonments          811       490       840       440       391
  Exploration                         174        19       106        36       167
  Depreciation, depletion
    and amortization                5,137     3,282     2,699     4,080     1,784
  General and administrative        1,918     1,854     1,911     1,863     1,560
  Writedown of oil and
    gas properties (a)              1,171       739     1,304     3,120       171
                                   ------    ------    ------    ------    ------
     Total operating costs
       and expenses                33,341    19,796    17,690    33,646    19,187
                                   ------    ------    ------    ------    ------
     Operating income (loss)        8,136    (1,233)   (3,266)    3,371     1,787

Other income (expenses):
  Interest                           (216)       17       151       133      (278)
  Other                               558         9       (72)    1,180        52
                                   ------    ------    ------    ------    ------
     Total other income (expense)     342        26        79     1,313      (226)
                                   ------    ------    ------    ------    ------

Net income(loss) before income
  tax provision                     8,478    (1,207)   (3,187)    4,684     1,561
Provision for income taxes           (170)      --        --       (140)      (16)
                                   ------    ------    ------    ------    ------
Net income (loss) before
  extraordinary items             $ 8,308   $(1,207) $ (3,187) $  4,544  $  1,545
                                   ======    ======    ======    ======    ======






Net income (loss)
  before extraordinary
  items per share:
        Basic                      $ 1.67    $(0.25)   $(0.68)   $ 0.98    $ 0.43
        Diluted                    $ 1.54    $(0.25)   $(0.68)   $ 0.91    $ 0.38
                                   ======    ======    ======    ======    ======

Weighted average number of
  common shares outstanding:
       Basic                        4,979     4,761     4,711     4,615     3,608
       Diluted                      5,392     4,761     4,711     5,014     4,106
                                    =====     =====     =====     =====     =====


BALANCE SHEET DATA
  Cash and cash equivalents      $    301  $    980  $  1,195  $  1,623  $  1,048
  Total assets                     35,401    23,625    18,923    24,648    19,761
  Total debt                        1,080     2,250        --        --        --
  Stockholders' equity             24,606    15,796    16,735    19,960    14,372

____________________

   (a) During fiscal years ended March 31, 2001, 2000 and 1999, the Company recognized non-cash charges of approximately $1,171,000, $739,000 and $1,304,000, respectively, due to a writedown of the carrying value of its oil and gas properties. This charge is a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

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

   Although the Company's fiscal year 2000 operating results were negatively affected by the disappointing results of the first three months of the fiscal year, during the nine months ended March 31, 2000, the Company experienced an increase in demand and an increase in the prices received for contract drilling services. This increase is attributable to recent increases in oil and gas prices. The Company continues to experience increases in demand for its contract drilling services. The Company has been and will continue to be affected by oil and gas industry conditions but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry. The contract drilling industry remains highly competitive. The Company believes it owns a sufficient number of drilling rigs to remain competitive within its areas of operation. In addition, the Company believes it competes favorably with respect to the depth capabilities of its rigs, the experience level of its personnel, its reputation and its relationship with existing customers. However, the Company's operating results will continue to be directly affected by the level of drilling activity in the Company's service areas.

   The following table sets forth certain information relating to the Company's contract drilling operations for the periods indicated:

                                              Year Ended March 31,
                                            -------------------------
                                            2001       2000      1999
                                            ----       ----      ----
                                            (In thousands, except %s)

     Contract drilling revenues           $36,023    $15,394    $12,948
     Contract drilling expenses            22,767     12,486     10,027

     Contract drilling expenses as
       a percent of drilling revenues        63.2%      81.1%      77.4%

     Rig utilization                         68.2%      35.0%      26.6%


   Oil and Gas Operations

   The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the Company capitalizes all costs incurred to acquire oil and gas properties (proved and unproved), all development costs, and the costs of successful exploratory wells. The costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling for oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs is capitalized as stated above, net of its working-interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $845,000 and $90,000 as of March 31, 2001, and March 31, 2000, respectively.

   For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs was calculated for fiscal 2001, 2000 and 1999 by applying the units-of-production method to the estimated amount of such reserves.

   In fiscal 2001, 2000 and 1999, the Company recognized non-cash charges of approximately $1.2 million, $.7 million and $1.3 million, respectively, due to writedowns of the carrying value of its oil and gas properties. The writedowns are the result of the adoption in 1996 of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is to be recognized to the extent that net capitalized costs exceed discounted future cash flows.

   The following table sets forth certain information relating to the Company's oil and gas operations for the periods indicated:

                                            Year Ended March 31,
                                         --------------------------
                                         2001       2000       1999
                                         ----       ----       ----
                                               (In thousands)

     Oil and gas revenues               $5,454     $3,169     $1,476
     Production expenses                 1,363        926        803
     Dry holes and abandonments            811        490        840
     Exploration expenses                  174         19        106
     Depreciation, depletion and
       amortization                      1,739      1,552      1,250
     Writedown of properties             1,171        739      1,304


   The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses of resulting from unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

RESULTS OF OPERATIONS

Comparison of Year Ended March 31, 2001 to Year Ended March 31, 2000

   Contract drilling revenues for fiscal 2001 increased by 134% from fiscal 2000. Rig utilization rates in fiscal 2001 and 2000 were 68% and 35%, respectively. The increase in contract drilling revenues and utilization rates was due to an increase in oil and gas prices which in turn positively impacted demand for contract drilling. Drilling prices have steadily increased during the year ended March 31, 2001. Availability of experienced personnel has become a problem industry wide and certainly affects rig utilization. Historically, rig utilization in the Company's operating market is difficult to project because of wide fluctuations in drilling activity.

In addition, the number of rigs industry wide that are actually available for work cannot be accurately determined.

   Contract drilling expenses were 63% and 81% of contract drilling revenues in fiscal 2001 and 2000, respectively. The decrease can be attributable to high start up costs that occurred in 2000. High start up costs are associated with putting rigs into service afer being idle or stacked for a period of time. Additionally, the decrease is a result of higher revenues due to increasing drilling prices.

   Oil and gas revenues increased by 72% in fiscal 2001. This increase is a result of an increase in prices received for crude oil and natural gas. The following table sets forth certain information relating to oil and gas revenues:

                                       Fiscal year ended
                                          March 31,
                                       -----------------
                                       2001         2000
                                       ----         ----

         Quantities
         ----------
         Oil (bbls)                  108,886       78,217
         Gas (mcf)                   428,355      611,901

         Average Price
         -------------
         Oil (bbls)                  $ 31.14      $ 21.12
         Gas (mcf)                   $  4.82      $  2.48

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

   Oil and gas production expenses increased by approximately 47%. This increase in production expenses can be attributed to the increased water production and workover on one well in Gaines County, Texas. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses. Severance taxes increased along with the increase in oil and gas revenue. Also, the prior years results are affected by a recovery of an insurance claim concerning the loss of a well bore in Lea County, New Mexico. The production expenses in the prior year reflect this recovery.

   The Company participated as a working-interest owner in the drilling of 21 wells during fiscal 2001, of which nine were dry holes. In fiscal 2000, the Company participated as a working-interest owner in the drilling of 16 wells, of which 4 were dry holes.

   Depreciation, depletion and amortization expense increased due to several factors. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. During the year ended March 31, 2001, the Company purchased a BDW-800 rig with a depth capacity of approximately 16,000 feet. This rig was put in service on February 6, 2001. The addition of the rig brought the Company's available fleet to 19 rigs. Unfortunately, on April 12, 2001, an explosion, fire and subsequent blow-out destroyed one of our National 75A rigs that had a depth capacity of 12,500 feet. Three Company employees were injured as a result of the fire. Their injuries are covered under the Company's workers' compensation policy. The rig was insured in the amount of $750,000. As a result of the explosion, fire and subsequent blow-out, the Company has an available fleet of 18 drilling rigs. Also, during the year the Company purchased drill collars and drill pipe.

   During the year ended March 31, 2001, the Company recovered approximately $384,000 in bad debts that had been reserved in prior years. This amount is included in miscellaneous income.

   The Company recognized a non-cash charge of approximately $1.2 million in fiscal 2001 and $.7 million in fiscal 2000 related to the writedown of the carrying value of its oil and gas properties.

   Net working capital was $5.4 million at March 31, 2001, compared to $2.8 million at March 31, 2000. The increase in working capital is attributable to an increase in accounts receivable which relates to the increase in drilling activity.


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

   Net working capital was $2.8 million at March 31, 2000, compared to $3.2 million at March 31, 1999. The loss of working capital is attributable to an increase in accounts receivable, accounts payable and other current liabilities, all of which is related to the increase in drilling activity.

Income Taxes

   At March 31, 2001, the Company had approximately $73.0 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

   The effective tax rates for fiscal 2001 and 2000 differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

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

   On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second and restated agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (7.0% at May 31, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in
full.    At March 31, 2001 and May 31, 2001, respectively, $1,080,000 and
$747,000 were outstanding under the loan facility.

   The Company anticipates that funds for its capital expenditures in fiscal 2002 will be available from a combination of sources, including (i) borrowings under the line of credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

   The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.

                                                   Year Ended March 31,
                                                 -------------------------
                                                 2001       2000      1999
                                                 ----       ----      ----
                                                      (In thousands)
Oil and gas exploration and development.....   $ 7,596    $ 2,904   $ 4,136
Drilling rigs, drill pipe and
  related equipment.........................     4,139      3,149       261
Other.......................................       586        199        --
                                                ------     ------    ------
     Total..................................   $12,321    $ 6,252   $ 4,397
                                                ======     ======    ======

   The Company presently anticipates making capital expenditures of approximately $13.0 million in its 2002 fiscal year. Of this amount, the Company expects that approximately $5.0 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $8.0 million for oil and gas exploration and development activities. It is the Company's policy, however, to make capital expenditures based on prevailing economic conditions, the results of its drilling activities, and other factors affecting its business. Accordingly, the amounts actually spent in fiscal 2002 could differ substantially from the amounts estimated.

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At March 31, 2001, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

   At March 31, 2001, the Company had $1,080,000 outstanding under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page

     Report of Independent Public Accountants                      29

     Balance Sheets, March 31, 2001 and 2000                       30

     Statements of Operations, Years ended
       March 31, 2001, 2000 and 1999                               32

     Statements of Stockholders' Equity,
       Years ended March 31, 2001, 2000 and 1999                   33

     Statements of Cash Flows,
       Years ended March 31, 2001, 2000 and 1999                   34

     Notes to Financial Statements                                 35

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TMBR/Sharp Drilling, Inc.:

   We have audited the accompanying balance sheets of TMBR/Sharp Drilling, Inc. (a Texas corporation) as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

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






                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
 May 18, 2001

                           TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2001 and 2000

                      (In thousands, except share data)




  ASSETS                                               2001            2000
  ------                                               ----            ----

Current assets:
  Cash and cash equivalents                        $     301       $     980
  Marketable securities                                   91              49
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,227 in 2001
      and $1,486 in 2000.                             13,625           6,398
  Inventories                                            148             111
  Deposits                                                73              73
  Other                                                  871             796
                                                      ------          ------
     Total current assets                             15,109           8,407
                                                      ------          ------


Property and equipment, at cost:
  Drilling equipment                                  55,599          51,858
  Oil and gas properties, based on
    successful efforts accounting                     26,372          21,155
  Other property and equipment                         2,844           3,768
                                                      ------          ------
                                                      84,815          76,781
  Less accumulated depreciation,
    depletion and amortization                       (64,696)        (61,736)
                                                      ------          ------
     Net property and equipment                       20,119          15,045
                                                      ------          ------

Other assets                                             173             173
                                                      ------          ------

          Total assets                              $ 35,401        $ 23,625
                                                      ======          ======


See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2001 and 2000

                      (In thousands, except share data)



  LIABILITIES AND STOCKHOLDERS' EQUITY                 2001            2000
  ------------------------------------                 ----            ----

Current liabilities:
  Trade payables                                    $ 7,414       $   4,240
  Other                                               2,301           1,339
                                                     ------          ------
     Total current liabilities                        9,715           5,579

Long Term liabilities:
  Borrowings from bank                                1,080           2,250
                                                     ------          ------
     Total liabilities                               10,795           7,829
                                                     ------          ------
Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued, 6,332,225 and 6,227,125
    shares at March 31, 2001 and
    2000, respectively                                  633             623
  Additional paid-in capital                         70,122          69,672
  Accumulated deficit                               (46,003)        (54,311)

  Accumulated other comprehensive
    income (loss)                                         4             (38)
  Treasury stock-common, 1,268,739 shares
    at March 31, 2001 and 2000, at cost                (150)           (150)
                                                     ------          ------
     Total stockholders' equity                      24,606          15,796
                                                     ------          ------

       Total liabilities and
         stockholders' equity                      $ 35,401        $ 23,625
                                                     ======          ======

See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING, INC.

                           Statements of Operations

                  Years Ended March 31, 2001, 2000 and 1999

                      (In thousands, except share data)

                                            2001         2000        1999
                                            ----         ----        ----
Revenues:
  Contract drilling                      $ 36,023     $ 15,394    $ 12,948
  Oil and gas                               5,454        3,169       1,476
                                           ------       ------      ------
          Total revenues                   41,477       18,563      14,424
                                           ------       ------      ------
Operating costs and expenses:
  Contract drilling                        22,767       12,486      10,027
  Oil and gas production                    1,363          926         803
  Dry holes and abandonments                  811          490         840
  Exploration                                 174           19         106
  Depreciation, depletion and
    amortization                            5,137        3,282       2,699
  Writedown of oil and gas
    properties                              1,171          739       1,304
  General and administrative                1,918        1,854       1,911
                                           ------       ------      ------
          Total operating costs
            and expenses                   33,341       19,796      17,690
                                           ------       ------      ------
          Operating income (loss)           8,136       (1,233)     (3,266)
                                           ------       ------      ------
Other income (expense):
  Interest                                   (216)          17         151
  Gain on sales of assets                     256          137         127
  Other, net                                  302         (128)       (199)
                                           ------       ------      ------
          Total other income
            (expense), net                    342           26          79
                                           ------       ------      ------
Net income (loss) before
  income tax provision                      8,478       (1,207)     (3,187)
Provision for income taxes                   (170)          --          --
                                           ------       ------      ------
Net income (loss)                         $ 8,308     $ (1,207)   $ (3,187)
                                           ======       ======      ======
Net income (loss) per common share:
     Basic                              $    1.67    $   (0.25)  $   (0.68)
     Diluted                                 1.54        (0.25)      (0.68)
                                         =========    =========   =========
Weighted average number of
  common shares outstanding:
     Basic                               4,979,082    4,760,704   4,710,886
     Diluted                             5,391,934    4,760,704   4,710,886
                                         =========    =========   =========

See accompanying notes to financial statements.

                       TMBR/SHARP DRILLING, INC.

                  Statements of Stockholders' Equity

               Years Ended March 31, 2001, 2000 and 1999

                            (In thousands)

                                                                   Accumulated
                        Common Stock     Additional                   Other      Treasury Stock        Total
                        ------------      Paid-In     Accumulated Comprehensive  ---------------   Stockholders'
                       Shares   Amount    Capital       Deficit   (Loss) Income  Shares   Amount      Equity
                       ------   ------   ----------   ----------- -------------  ------   ------   -------------
Balance, March 31,
  1998                  5,980   $ 598     $ 69,429      $(49,917)      $ --        1,270   $(150)     $ 19,960

Net Loss                   --      --           --        (3,187)        --          --      --         (3,187)

Other comprehensive
  income, net of tax
   Unrealized loss
   on marketable
   equity securities       --      --           --            --        (38)         --      --            (38)
                                                                                                       --------

Comprehensive Loss                                                                                      (3,225)
                        -----    -----     --------      --------      -----      -----    -----       --------

Balance, March 31,
  1999                  5,980     598       69,429       (53,104)       (38)      1,270    (150)        16,735

Exercise of
  Stock Options           247      25          146            --         --          --      --            171

Grant of
  Stock Options            --      --           97            --         --          --      --             97

Net Loss                   --      --           --        (1,207)        --          --      --         (1,207)
                        -----    -----     --------      --------      -----      -----    -----       --------

Balance, March 31,
 2000                   6,227   $ 623     $ 69,672     $ (54,311)      $(38)      1,270   $(150)      $ 15,796

Exercise of
  Stock Options           105      10          450            --         --          --      --            460

Net Income                 --      --           --         8,308         --          --      --          8,308









Other comprehensive
 income, net of tax
 Unrealized gain on
 marketable equity
 securities                --      --           --            --         42          --      --             42
                                                                                                       --------

Comprehensive Income                                                                                     8,350
                        -----    -----     --------      --------      -----      -----    -----       --------

Balance, March 31,
 2001                   6,332   $ 633     $ 70,122     $ (46,003)     $   4       1,270   $(150)      $ 24,606
                        =====    =====     ========      ========      =====      =====    =====       ========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                             Statements of Cash Flows
                    Years Ended March 31, 2001, 2000 and 1999
                                  (In thousands)

                                                  2001       2000       1999
                                                  ----       ----       ----
Cash flows from operating activities:
  Net income (loss)                              $ 8,308   $ (1,207)  $ (3,187)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Depreciation, depletion and amortization     5,137      3,282      2,699
      Dry holes and abandonments                     811        490        840
      Gain on sales of assets                       (256)      (137)      (127)
      Grant of stock options                          --         97         --
      Writedown of properties                      1,171        739      1,304
      Changes in assets and liabilities:
        Trade receivables                         (7,227)    (2,947)     4,698
        Inventories and other assets                (212)      (246)        85
        Trade payables                             3,174      2,816     (1,198)
        Accrued payables and other
          current liabilities                        962        575     (1,302)
                                                 --------   --------   --------
          Total adjustments                        3,560      4,669      6,999
                                                 --------   --------   --------
          Net cash provided
            by operating activities               11,868      3,462      3,812
                                                 --------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment            (12,321)    (6,252)    (4,397)
  Proceeds from sales of property
    and equipment                                    484        154        157
                                                 --------   --------   --------
          Net cash required
            by investing activities              (11,837)    (6,098)    (4,240)
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from exercise of stock options            460        171         --
  Proceeds (repayments) from bank loan, net     (1,170)       2,250         --
                                                 --------   --------   --------
          Net cash provided (required)
            by financing activities                 (710)     2,421         --
                                                 --------   --------   --------
          Net increase (decrease) in
            cash and cash equivalents               (679)      (215)      (428)

Cash and cash equivalents at beginning
  of year                                            980      1,195      1,623
                                                 --------   --------   --------
Cash and cash equivalents at end of year       $     301  $     980  $   1,195
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

Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $270,000 for 2001 and $15,000 in 2000 and $0 in 1999. Cash payments for taxes due totaled $0 , $0, and $0 during 2001, 2000 and 1999, respectively.

Marketable Securities

       Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at March 31, 2001 was approximately $91,000. An unrealized gain of approximately $42,000 was added to stockholders equity and was included as a component of other comprehensive income.

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

     Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $845,000 and $90,000 as of March 31, 2001 and 2000, respectively.

     Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. Impairments of $1,171,000, $739,000 and $1,304,000 were recorded in 2001,
2000 and 1999, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Note 9), the valuation allowance for deferred taxes (see Note 4), the provision for doubtful accounts, and the reserve for the Company's portion of workers compensation claims.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements



Net Income (Loss) Per Share of Common Stock

     On April 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share" which superseded Accounting Principles Board Opinion No. 15 ("APB 15") "Earnings Per Share." SFAS 128 simplifies earnings per share ("EPS") calculations by replacing previously reported primary EPS with basic EPS which is calculated by dividing reported earnings available to common shareholders by the weighted average shares outstanding. No dilution for potentially dilutive securities is included in basic EPS. Previously reported fully diluted EPS is called diluted EPS which includes all potentially dilutive securities. The following table sets forth certain information concerning EPS.

                                           For the Year Ended 2001
                                      ---------------------------------
                                                              Per Share
                                      Income        Shares     Amount
                                      ------        ------    ---------
Income before extraordinary
item and accounting change            $8,308

Basic EPS
Income available to common
stockholders                           8,308       4,979,082    $1.67
                                                                 ====
Effect of Dilutive Securities
Stock Options                                        412,852
                                       -----       ---------

Diluted EPS
Income available to common
stockholders + assumed
conversions                           $8,308       5,391,934    $1.54
                                       =====       =========     ====

     Common stock equivalents for 1999 and 2000 were anti-dilutive.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements




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

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second and restated agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (8.0% at March 31, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001, $1,080,000 was outstanding under the loan facility.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2001, 157,000 shares were earned and exercisable. The remaining 12,000 shares will become earned and exercisable over a one year period. The following sets forth certain information concerning these options.

                                     Number            Option Price
                                       of         -----------------------
                                     Shares       Per Share         Total
                                     ------       -----------------------
     Outstanding March 31, 1999     572,500    $4.125-4.5375   $ 2,420,963

     Forfeited                       (5,000)       4.125           (20,625)

     Exercised                       (3,000)       4.125           (12,375)
                                    -------     ------------     ---------
     Outstanding March 31, 2000     564,500    $4.125-4.5375   $ 2,387,963

     Exercised                      (80,100)    4.125-4.5375      (357,638)
                                    -------     ------------     ---------
     Outstanding March 31, 2001     484,400    $4.125-4.5375   $ 2,030,325
                                    =======     ============    ==========

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



1998 Stock Option Plan

     In September 1998, the Company adopted, subject to shareholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors from various terms at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan, subject to shareholder approval. These nonqualified options were granted at $4.125 per share and became exercisable on August 31, 1999, the date on which the shareholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. At March 31, 2001, no options were outstanding under the 1998 Plan.

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


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                          2001              2000              1999
                    ----------------   ---------------   ---------------
                       As       Pro       As      Pro       As      Pro
                    Reported   Forma   Reported  Forma   Reported  Forma
                    --------   -----   --------  -----   --------  -----
                                  (In thousands, except share amounts)

Net income (loss)
  from continuing
  operations        $ 8,308   $ 8,217  $(1,207) $(1,309)  $(3,187) $(3,719)

Net income (loss)
  from continuing
  operations per
  share (basic)      $ 1.67    $ 1.65   $(0.25)  $(0.27)   $(0.68)  $(0.79)

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


(4)  Income Taxes

     At March 31, 2001, the Company had approximately $73,057,003 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code ("IRC"). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The major components of deferred tax assets and liabilities follows:

                                        March 31, 2001    March 31, 2000
                                        --------------    --------------
     Deferred Tax Assets (Liabilities)
       Federal NOL Carryforwards         $ 24,839,381      $ 26,049,454
       Allowance for Bad Debts                417,313           505,101
       Book over tax depreciation
         and amortization                     961,341           567,172
       Accrued Workers Compensation           320,782           105,899
       Other accrued expenses                   7,695            17,408
                                           ----------        ----------
         Total deferred tax assets         26,546,512        27,245,034
         Valuation allowance              (26,546,512)      (27,245,034)
                                           ----------        ----------
           Net deferred tax asset        $     --          $     --
                                           ==========        ==========

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 2001 and 2000, as it is more likely than not that the deferred tax asset will not be realized.

     The effective tax rates for the years ended March 31, 2001, 2000 and 1999 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

     The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                       2001       2000        1999
                                       ----       ----        ----

     Tax provision (benefit)
       utilizing statutory rates     $ 2,882    $  (410)    $(1,084)

     Utilization of NOL               (2,712)       410       1,084
                                       -----      -----       -----
     Tax provision                   $   170    $   --     $    --
                                       =====      =====       =====


(5)  Related Parties

     During 2001, 2000 and 1999, the Company sold $701,000, $1,936,000 and
$1,549,000 and purchased $154,000, $81,000 and $131,000, respectively, of goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

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

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The following tables present information related to the Companies' reportable segments.

                                          Years Ended March 31,
                                ----------------------------------------
                                   2001           2000           1999
                                ----------     ----------     ----------
                                             (In thousands)
Revenues:
  Contract drilling              $ 36,023       $ 15,394       $ 12,948
  Oil and gas                       5,454          3,169          1,476
                                  --------       --------       --------
                                 $ 41,477       $ 18,563       $ 14,424
                                  ========       ========       ========
Net income (loss) (a):
  Contract drilling              $  8,660       $   (333)      $   (126)
  Oil and gas                          34           (891)        (3,212)
                                  --------       --------       --------
                                    8,694         (1,224)        (3,338)
  Corporate income
    (expenses) (b)                   (216)            17            151
                                  --------       --------       --------
                                 $  8,478       $ (1,207)      $ (3,187)
                                  ========       ========       ========
Identifiable assets:
  Contract drilling              $ 23,414       $ 16,350       $ 11,877
  Oil and gas                      10,551          5,277          5,062
                                  --------       --------       --------
                                   33,965         21,627         16,939
  Corporate assets (c)              1,436          1,998          1,984
                                  --------       --------       --------
                                 $ 35,401       $ 23,625       $ 18,923
                                  ========       ========       ========
Depreciation, depletion and
 amortization:
  Contract drilling              $  3,398       $  1,730       $  1,449
  Oil and gas                       1,739          1,552          1,250
                                  --------       --------       --------
                                 $  5,137       $  3,282       $  2,699
                                  ========       ========       ========
Capital expenditures:
  Contract drilling              $  4,725       $  3,348       $    261
  Oil and gas                       7,596          2,904          4,136
                                  --------       --------       --------
                                 $ 12,321       $  6,252       $  4,397
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

     For the years ended March 31, 2001, 2000 and 1999, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

     (a) two drilling customers in 2001 individually represented approximately 35%, and 13% of total revenues,

     (b) two drilling customers in 2000 individually represented approximately 17%, and 13% of total revenues,

     (c) three drilling customers in 1999 individually represented approximately 14%, 13% and 12% of total revenues.


     The loss of one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for drilling rigs at the time of such loss and the Company's ability to find new customers.

(8)  Contingencies

     The Company provided for its workers' compensation claims prior to September 1997 based upon the most recent information available from its insurance carrier concerning claims and estimated costs. However, in future years the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated. For claims incurred November 1993 to September 1997, the Company is generally responsible for the first $10,000 ($100,000 prior to November 1993) in claim costs for each workers' compensation injury. The Company was covered by a fully insured workers' compensation policy from September 1997 to September 2000. Currently the Company is covered under a $100,000 deductible plan and is generally responsible for the first $100,000 in claim costs for each workers' compensation injury.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements



     The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

(9)  Supplemental Information Related to Oil and Gas Activities

     The Company's capitalized cost of oil and gas properties is as follows:

                                                        March 31,
                                                        ---------
                                                     2001        2000
                                                     ----        ----
                                                      (In thousands)

          Oil and gas properties                   $26,372     $21,155

          Accumulated depreciation,
            depletion and amortization             (17,283)    (15,972)
                                                    -------     -------
                                                   $ 9,089     $ 5,183
                                                    =======     =======

     The Company's costs incurred related to oil and gas property acquisition, exploration and development activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2001        2000        1999
                                          ----        ----        ----
                                                 (In thousands)

          Property acquisition costs    $   717     $   406     $   422

          Exploration costs               5,300       2,389       2,375

          Development costs               1,579         109       1,339
                                         -------     -------     -------
                                        $ 7,596     $ 2,904     $ 4,136
                                         =======     =======     =======

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The Company's results of operations from oil and gas producing activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2001        2000        1999
                                          ----        ----        ----
                                                 (In thousands)
     Revenues                           $ 5,454     $ 3,169     $ 1,476

     Production costs                     1,363         926         803

     Dry holes and abandonments             811         490         840

     Exploration costs                      174          19         106

     Depreciation, depletion and
       amortization                       1,739       1,552       1,250

     Writedown of oil and gas
       properties                         1,171         739       1,304

     Income tax provision                   --          --          --
                                         -------      -------    -------
     Results of operations from
       producing activities
       (excluding corporate
       overhead and interest costs)     $   196      $ (557)   $ (2,827)
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

     In accordance with the Securities and Exchange Commission, the Company's estimates of future net cash flows from the Company's proved properties and

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements



the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows at March 31, 2001, 2000 and 1999 were as follows: $28.16, $27.08 and $13.37 per barrel of oil, respectively, and $5.861, $2.467 and $1.683 per Mcf for natural gas, respectively.

     The following sets forth proved oil and gas reserves at March 31, 2001, 2000 and 1999:

                                           2001                    2000                       1999
                                   ---------------------    ---------------------     ---------------------
                                     Oil         Gas          Oil         Gas           Oil         Gas
                                    MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                   -------     ---------    -------     ---------     -------     ---------
                                                               (In thousands)
Proved Reserves:

  Beginning of Year                 605.0      2,948.1       415.4       4,486.1       370.4       3,288.9

  Revisions of previous
    estimates                       372.2      1,472.4        93.6      (1,801.5)      (30.7)       (326.7)

  Improved recovery                  --           --          --            --           -           --

  Purchases of minerals in
    place and extensions            213.2      2,303.3       174.2         875.4       143.8       2,092.3

  Sales of minerals in place         --           --          --            --           --           --

  Production                       (108.9)      (428.7)      (78.2)       (611.9)      (68.1)       (568.4)
                                  -------      -------       -----       -------       -----       -------
  End of year                     1,081.5      6,295.1       605.0       2,948.1       415.4       4,486.1
                                  =======      =======       =====       =======       =====       =======


Proved Developed Reserves:

  Beginning of year                 605.0      2,948.1       415.4       4,486.1       370.4       3,288.9
                                  -------      -------       -----       -------       -----       -------
  End of year                     1,081.5      6,295.1       605.0       2,948.1       415.4       4,486.1
                                  =======      =======       =====       =======       =====       =======

     The upward revisions of previous estimates for the year ended March 31, 2001 is primarily due to the increase in crude oil and natural gas prices.

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


                                                    March 31,
                                             -----------------------
                                               2001           2000
                                               ----           ----
                                                  (In thousands)

     Standardized Measure

       Future cash inflows                   $61,866        $21,912

       Future production and
         development costs                   (11,808)        (5,695)
                                              -------        -------
       Future net cash flows                  50,058         16,217

       10% discount factor                   (20,739)        (5,731)
                                              -------        -------
       Discounted future net cash flows       29,319         10,486

       Discounted income taxes                   --             --
                                              -------        -------
       Standardized Measure                  $29,319        $10,486
                                              =======        =======


                                     2001       2000          1999
                                     ----        ----         ----
                                            (In thousands)

     Standardized measure,
       beginning of year           $10,486     $ 6,449      $ 4,660

     Revisions
          Prices and costs          12,646       1,960          207
          Accretion of discount      1,049         645          466
                                    -------     -------     --------
     Net revisions                  13,695       2,605          673

     Discoveries and additions       9,229       3,676        1,789
     Production                     (4,091)     (2,244)        (673)
                                    -------     -------      -------
     Standardized measure,
       end of year                 $29,319     $10,486      $ 6,449
                                    =======     =======      =======

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company at May 31, 2001 were as follows:

                                                                   Director
                                                                 or Officer
     Name                 Age        Position with Company          Since
     ----                 ---        ---------------------       ----------
Thomas C. Brown            74   Chairman of the Board of Directors
                                  and Chief Executive Officer        1982

David N. Fitzgerald (1)(2) 78   Director                             1984

Michael M. Cone (2)        63   Director                             2001

Raymond E. Batchelor (1)   67   Director                             2001

James B. Taylor (2)        63   Director                             2001

Jeffrey D. Phillips        40   President                            1997

Don H. Lawson              62   Vice President - Operations          1992

Patricia R. Elledge        43   Controller/Treasurer                 1994

James M. Alsup             64   Secretary                            1982

--------------------------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

     Directors of the Company serve until the annual meeting of stockholders to be held in August, 2001, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

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

     Mr. Cone has served as a Director of the Company since April, 2001. Since 1985, he has been the majority owner and Chairman of Tri-C Resources, Inc. an independent oil and gas exploration company.

     Mr. Batchelor has served as a Director of the Company since April, 2001. He has been President of BHC Pipe & Equipment Company since 1987.

     Mr. Taylor has served as a Director of the Company since April, 2001. He is currently a Director of Willbros Group, Inc. From 1997 to 2000 he was Chairman of Solana Petroleum Corporation. From 1996 to 1998 he was a Director of Arakis Energy Corporation. From 1993 to 1996 he was Executive Vice President of Occidental Oil and Gas Corporation.

     Mr. Phillips has been employed by the Company since 1995. He has been President since April 1, 2001. He was Vice President - Production from 1997 to 2001. From 1993 to 1995 he was Operations Manager for Staley Operating Co., a privately held exploration and production company.

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

     There are no family relationships between any of the Directors or officers of the Company.

Item 11.  EXECUTIVE COMPENSATION

     The discussion under "Executive Compensation" in the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 2001 annual meeting of shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 2001 annual meeting of stockholders is incorporated herein by reference.




                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         Page

  (a)1.   See Index to Financial Statements at Item 8                     28

  (a)2.   Financial Statement Schedules
            Years ended March 31, 2001, 2000 and 1999

          Schedule II - Valuation and Qualifying Accounts . . . .         58

               All other schedules are omitted as the
               required information is inapplicable or the information is presented in the Financial
               Statements or related notes.

  (a)3.   Exhibits:

      Exhibit 3.1 - Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 3.1 in Registrant's Annual Report on Form 10-K dated June 28, 1991)

      Exhibit 3.2 - Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)

          Executive Compensation Plans and Arrangements
          ---------------------------------------------
          (Exhibits 10.1 through and including Exhibit 10.20 constitute executive compensation plans and arrangements of the Registrant)

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

      Exhibit 10.14 - Incentive Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.15 - Incentive Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.22 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.16 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.23 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.17 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.24 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.18 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.25 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.19 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.26 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.20 - Directors' Fee Stock Plan*

      Exhibit 10.21 - Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

      Exhibit 10.22 - Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9, 2000)

     *Exhibit 23.1 - Consent of Arthur Andersen LLP

     *Exhibit 23.2 - Consent of Joe C. Neal & Associates

----------------------------------
*Filed herewith

(b)  No reports on Form 8-K were filed during the last quarter of fiscal
2001.

                                                                Schedule II
                                                                -----------



                         TMBR/SHARP DRILLING, INC.

                     Valuation and Qualifying Accounts

                 Years ended March 31, 2001, 2000 and 1999

                              (In thousands)



                                                   Recoveries
                         Balance at   Additions    or other     Balance
                         beginning    charged to   reserve      at end
    Description          of year      operations   reductions   of year
---------------------    ----------   ----------   ----------   -------

Allowance for
  doubtful accounts:

          2001            $ 1,486      $  125        $   384    $ 1,227

          2000            $ 1,349      $  137        $    --    $ 1,486

          1999            $ 1,135      $  214        $    --    $ 1,349

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TMBR/SHARP DRILLING, INC.




June 15, 2001                           By /s/ Thomas C. Brown
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



June 15, 2001                               /s/ Thomas C. Brown
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors
                                           (Principal Executive Officer)


June 15, 2001                               /s/ Jeffrey D. Phillips
                                           Jeffrey D. Phillips, President


June 15, 2001                               /s/ Patricia R. Elledge
                                           Patricia R. Elledge, Controller/
                                           Treasurer (Principal Financial
                                           Officer)


June 15, 2001                               /s/ David N. Fitzgerald
                                           David N. Fitzgerald, Director


June 15, 2001                               /s/ Michael M. Cone
                                           Michael M. Cone, Director


June 15, 2001                               /s/ Raymond E. Batchelor
                                           Raymond E. Batchelor, Director


June 15, 2001                               /s/ James B. Taylor
                                           James B. Taylor, Director

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

               Executive Compensation Plans and Arrangements
               ---------------------------------------------
               (Exhibits 10.1 through and including Exhibit
               10.20 constitute executive compensation plans and arrangements of the Registrant)

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

Exhibit 10.20  Directors' Fee Stock Plan*

Exhibit 10.21 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

Exhibit 10.22 Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas
               N. A. and the Registrant.  (Incorporated by
               reference to Exhibit 10.1 in Registrant's
               Quarterly Report on Form 10-Q dated August
               9,2000)

*Exhibit 23.1  Consent of Arthur Andersen LLP                      63

*Exhibit 23.2  Consent of Joe C. Neal & Associates                 64

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


Dallas, Texas,
  June 15, 2001

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


Midland, Texas
  June 15, 2001