Form 10-Q
period 2001-06-30
TMBR SHARP DRILLING INC
filed 2001-08-13
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at August 6, 2001
           (Title of Class)                         5,102,686

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, June 30, 2001 and
             March 31, 2001 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended June 30, 2001 and 2000 . . . . . . . . . . . . .   5

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   7

           Statements of Cash Flows, Three Months
             Ended June 30, 2001 and 2000  .. . . . . . . . . . . .   8

           Notes to Financial Statements. . . . . . . . . . . . . .   9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  13

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  15


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  15

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  15

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)



                                                   June 30,
                                                    2001            March 31,
  ASSETS                                         (Unaudited)          2001
  ------                                        -------------      -----------

Current assets:
  Cash and cash equivalents                        $    329         $     301
  Marketable securities                                  91                91
  Trade receivables,
    net of allowance for doubtful
    accounts of $1,227 on both
    June 30 and March 31, 2001                       14,034            13,625
  Inventories                                           193               148
  Deposits                                               73                73
  Other                                                 854               871
                                                    --------          --------
    Total current assets                             15,574            15,109
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 57,242            55,599
  Oil and gas properties, based on
    successful efforts accounting                    27,991            26,372
  Other property and equipment                        2,911             2,844
                                                    --------          --------
                                                     88,144            84,815

Less accumulated depreciation,
  depletion and amortization                        (64,647)          (64,696)
                                                    --------          --------

    Net property and equipment                       23,497            20,119
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 39,244           $ 35,401
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)


                                                  June 30,
                                                    2001            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2001
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   6,093           $ 7,414
  Other                                               2,668             2,301
                                                    --------          --------
     Total current liabilities                        8,761             9,715
                                                    --------          --------
Long Term liabilities:
  Borrowings from bank                                  378             1,080
                                                    --------          --------
     Total liabilities                                9,139            10,795
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,371,425 and 6,332,225
    shares at June 30, and
    March 31, 2001, respectively                        637               633
  Additional paid-in capital                         70,302            70,122
  Accumulated deficit                               (40,688)          (46,003)
  Accumulated other comprehensive
    income (loss)                                         4                 4
  Treasury stock-common, 1,268,739
    shares at June 30, and
    March 31, 2001, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      30,105            24,606
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 39,244          $ 35,401
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                           June 30,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
  Revenues:
     Contract drilling                         $     13,447       $     7,247
     Oil and gas                                      1,580             1,015
                                                 -----------       -----------
         Total revenues                              15,027             8,262
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                6,660             4,844
     Oil and gas production                             409               276
     Dry holes and abandonments                         526               425
     Exploration                                          3                60
     Depreciation, depletion and
       amortization                                   1,609             1,106
     General and administrative                         577               425
                                                 -----------       -----------
         Total operating costs
           and expenses                               9,784             7,136
                                                 -----------       -----------
         Operating income                             5,243             1,126
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                      (21)              (60)
     Gain on sales of assets                            198                27
     Other, net                                           3                 1
                                                 -----------       -----------
     Total other income (expense)                       180               (32)
                                                 -----------       -----------
  Net income before income
     tax provision                                    5,423             1,094
  Provision for income taxes                           (108)              (22)
                                                 -----------       -----------

  Net income                                     $    5,315     $       1,072
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                     Three months ended
                                                         June 30,
                                                -----------------------------
                                                   2001              2000
                                                -----------       -----------

Net income per common share:

  Basic                                      $        1.04        $       .22
  Diluted                                              .97                .20
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,089,168         4,958,386
  Diluted                                         5,493,000         5,405,341
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

             Three Months Ended June 30, 2001 (Unaudited) and

                    Year Ended March 31, 2001 (Audited)

                              (In thousands)




                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2001     6,332   $ 633     $ 70,122      $(46,003)        $ 4          1,270  $(150)      $ 24,606

Exercise of
  Stock Options         37       4          151            --           --            --     --            155

Issuance of Stock        2      --           29            --           --            --     --             29

Net Income              --      --           --         5,315           --            --     --          5,315

Balance,
  June 30,
    2001             6,371   $ 637     $ 70,302      $(40,688)        $  4         1,270  $(150)      $ 30,105
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 2001 and 2000 (Unaudited)
                                 (In thousands)

                                                   Three months ended June 30,
                                                 -----------------------------
                                                   2001                 2000
                                                 ---------            --------
Cash flows from operating activities:
  Net income                                      $ 5,315            $   1,072
  Adjustments to reconcile net income
    to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                1,609                1,106
       Dry holes and abandonments                     526                  425
       Gain on sales of assets                       (198)                 (27)
       Changes in assets and liabilities:
        Trade receivables                            (409)              (1,449)
        Inventories and other assets                  (28)                 238
        Trade payables                             (1,321)              (1,737)
        Accrued interest and other liabilities        367                  288
                                                  --------             --------
         Total adjustments                            546               (1,156)
                                                  --------             --------
         Net cash provided (required)
          by operating activities                   5,861                  (84)

Cash flows from investing activities:
  Additions to property and equipment              (5,550)              (2,084)
  Proceeds from sales of property and
    equipment                                         235                   47
                                                  --------             --------
         Net cash required by
          investing activities                     (5,315)              (2,037)

Cash flows from financing activities:
  Borrowings from Bank                                 --                1,400
  Repayments of Bank Borrowings                      (702)                  --
  Proceeds from exercise of stock options             155                   --
  Issuance of common stock                             29                    -
                                                  --------             --------
         Net cash (required) provided
          by financing activities                    (518)               1,400
                                                  --------             --------
         Net increase (decrease) in
          cash and cash equivalents                    28                 (721)

Cash and cash equivalents at beginning
  of period                                           301                  980
                                                  --------             --------
Cash and cash equivalents at end of
  period                                          $   329              $   259
                                                  ========             ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                       NOTES TO FINANCIAL STATEMENTS



     The amounts presented in the balance sheet as of March 31, 2001 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 2001 and March 31, 2001, the results of operations for the three months ended June 30, 2001 and 2000, and the cash flows for the three month periods ended June 30, 2001 and 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 2001 was approximately $91,000.

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

                                         For the Quarter Ended June 30
                                     --------------------------------------
                                                                  Per Share
                                     Income         Shares         Amount
                                     ------         ------        ---------
Income before extraordinary
item and accounting change           $5,315

Basic EPS
Income available to common
stockholders                          5,315        5,089,168        $1.04

Effect of Dilutive Securities
Stock Options                                        403,832
                                      -----        ---------         ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                          $5,315        5,493,000        $0.97
                                      =====        =========         ====



Reclassifications

     Certain reclassifications have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (6.75% at June 30, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and June 30, 2001, respectively, $1,080,000 and $378,000 were outstanding under the loan facility. The Company has the ability and intent to renew and extend this loan agreement, if necessary.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 7, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2001, options to purchase 157,000 shares were earned and exercisable. The remaining 12,000 shares will become earned and exercisable over a one year period. The following table sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2001        484,400     $4.125-4.5375   $ 2,030,325

Exercised                         (37,500)         4.125         (154,687)
                                  -------      ------------     ---------

Outstanding June 30, 2001
                                  446,900     $4.125-4.5375   $ 1,875,638
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. At June 30, 2001, no options were outstanding under the 1998 Plan.

     In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expires on February 17, 2002.


(5)  Contingencies

     The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties about the business, long-term strategy, financial condition and future of the Company. Factors that may affect future results are included in the discussion below and in Part I, Items 1 and 2 of the Company's Form 10-K for the year ended March 31, 2001. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct, and actual results could differ materially from those forward-looking statements.

Results of Operations

     Total revenues were $15,027,000 for the three months ended June 30, 2001 which represents an 82% increase from the same period in 2000. Operating expenses as a percent of revenues were 65% for the three months ended June 30, 2001 versus 86% for the same period of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in average price received for its contract drilling services. Rig utilization rates were 76% for the three months ended June 30, 2001 compared to 62% in the same period in 2000.

     Oil and gas revenues increased by approximately 56% for the three months ended June 30, 2001. The following table sets forth certain information relating to oil and gas revenues:



                                          Three months ended
                                               June 30,
                                        ----------------------
                                          2001           2000
                                        -------        -------

     Quantities
     -----------
     Oil (bbls)                          27,583         26,933
     Gas (mcf)                          154,698        109,085

     Average Price
     -------------
     Oil (bbls)                         $ 26.27        $ 26.75
     Gas (mcf)                          $  5.53        $  2.79

     Oil and gas production expenses increased approximately 48% for the three months ended June 30, 2001. The increase in production expenses for the three months ended June 30, 2001 can be attributed to the successful completion of several new wells. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses.

     Depreciation, depletion and amortization expense increased by approximately 46% compared to the three months ended June 30, 2000. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. In addition, depletion expense increased due to the increase in crude oil and natural gas production as oil and gas properties are depleted using the units-of-production method.


     Net working capital was $6.8 million at June 30, 2001 compared to $5.4 million at March 31, 2001.

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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) base rate (6.75% at June 30, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and June 30, 2001 respectively, $1,080,000 and $378,000 were outstanding under the loan facility.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At June 30, 2001, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At June 30, 2001, the Company had $378,000 borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. As borrowings under this line of credit bear interest at a variable rate, the Company is subject to interest rate risk.


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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




August 13, 2001                  By:  /s/  Patricia R. Elledge
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