Form 10-Q
period 2001-09-30
TMBR SHARP DRILLING INC
filed 2001-11-14
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at November 13, 2001
     ----------------------------         --------------------------------
           (Title of Class)                         5,363,886

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, September 30, 2001 and
             March 31, 2001 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended September 30, 2001 and 2000 . .. . . . . . . . .   5

           Statements of Operations, Six Months
             Ended September 30, 2001 and 2000. . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Six Months
             Ended September 30, 2001 and 2000 . .. . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  16

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  19


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  20

  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . . . .  20

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  20

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)



                                               September 30,
                                                   2001            March 31,
  ASSETS                                        (Unaudited)          2001
  ------                                       -------------      -----------

Current assets:
  Cash and cash equivalents                        $    648         $     301
  Marketable securities                                  69                91
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,227 at both
      September 30, and March 31, 2001               16,614            13,625
  Inventories                                           192               148
  Deposits                                               73                73
  Other                                                 870               871
                                                    --------          --------
    Total current assets                             18,466            15,109
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 58,452            55,599
  Oil and gas properties, based on
    successful efforts accounting                    30,364            26,372
  Other property and equipment                        3,087             2,844
                                                    --------          --------
                                                     91,903            84,815

Less accumulated depreciation,
  depletion and amortization                        (66,090)          (64,696)
                                                    --------          --------

    Net property and equipment                       25,813            20,119
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 44,452          $ 35,401
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)


                                                September 30,
                                                    2001            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2001
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                   $  6,728          $  7,414
  Other                                               2,352             2,301
                                                    --------          --------
     Total current liabilities                        9,080             9,715
                                                    --------          --------
Long Term liabilities:
  Borrowings from bank                                   --             1,080
                                                    --------          --------
     Total liabilities                                9,080            10,795
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,375,625 and 6,332,225
    shares at September 30, and
    March 31, 2001, respectively                        638               633
  Additional paid-in capital                         70,333            70,122
  Accumulated deficit                               (35,431)          (46,003)
  Accumulated other comprehensive
    income (loss)                                       (18)                4
  Treasury stock-common, 1,268,739
    shares at September 30, and
    March 31, 2001, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      35,372            24,606
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 44,452          $ 35,401
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   13,978        $    8,243
     Oil and gas                                      1,581             1,266
                                                 -----------       -----------
         Total revenues                              15,559             9,509
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                7,782             5,344
     Oil and gas production                             470               338
     Dry holes and abandonments                          (5)              324
     Exploration                                         --                86
     Depreciation, depletion and
       amortization                                   1,677             1,331
     General and administrative                         693               455
                                                 -----------       -----------
         Total operating costs
           and expenses                              10,617             7,878
                                                 -----------       -----------
         Operating income                             4,942             1,631
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       10               (73)
     Gain on sales of assets                            327               115
     Other, net                                          82                --
                                                 -----------       -----------
     Total other income                                 419                42
                                                 -----------       -----------
  Net income before
     income tax provision                             5,361             1,673
  Provision for income taxes                           (105)              (33)
                                                 -----------       -----------
  Net income                                     $    5,256        $    1,640
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
Net income per common share:

  Basic                                           $    1.03         $     .33
  Diluted                                               .96               .30
                                                  ==========        ==========

Weighted average number of
    common shares outstanding:

  Basic                                           5,104,238         4,960,951
  Diluted                                         5,486,812         5,416,059
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   27,425        $   15,490
     Oil and gas                                      3,161             2,281
                                                 -----------       -----------
         Total revenues                              30,586            17,771
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               14,441            10,188
     Oil and gas production                             880               615
     Dry holes and abandonments                         520               749
     Exploration                                          3               146
     Depreciation, depletion and
       amortization                                   3,286             2,437
     General and administrative                       1,270               879
                                                 -----------       -----------
         Total operating costs
           and expenses                              20,400            15,014
                                                 -----------       -----------
         Operating income                            10,186             2,757
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                      (10)             (132)
     Gain on sales of assets                            524               142
     Other, net                                          86                 1
                                                 -----------       -----------
     Total other income                                 600                11
                                                 -----------       -----------
  Net income before income
     tax provision                                   10,786             2,768
  Provision for income taxes                           (214)              (55)
                                                 -----------       -----------
  Net income                                     $   10,572        $    2,713
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                       Six months ended
                                                         September 30,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------

Net income per common share:

  Basic                                          $     2.07        $      .55
  Diluted                                              1.93               .50
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,096,744         4,959,676
  Diluted                                         5,477,989         5,424,750
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Six Months Ended September 30, 2001 (Unaudited) and

                    Year Ended March 31, 2001 (Audited)

                              (In thousands)




                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2001     6,332   $ 633     $ 70,122      $(46,003)        $  4         1,270  $(150)      $ 24,606

Exercise of
  Stock Options         41       5          163            --           --            --     --            168

Issuance of Stock        3      --           48            --           --            --     --             48

Net Income              --      --           --        10,572           --            --     --         10,572

Other comprehensive
 loss, net of tax
   Unrealized loss
   on marketable
   equity securities    --      --           --            --          (22)           --     --            (22)
                                                                                                       -------
Comprehensive
 Income                 --      --           --            --           --            --     --         10,550
                     -----    -----     --------      --------         ----       -------  -----       -------

Balance,
  September 30,
    2001             6,376   $ 638     $ 70,333      $(35,431)       $ (18)        1,270  $(150)      $ 35,372
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 2001 and 2000 (Unaudited)
                                 (In thousands)

                                                 Six months ended September 30,
                                                 ------------------------------
                                                   2001                  2000
                                                 -------               --------
Cash flows from operating activities:
  Net income                                     $ 10,572              $ 2,713
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                3,286                2,437
       Dry holes and abandonments                     520                  749
       Extraordinary Gain                             (79)
       Gain on sales of assets                       (524)                (142)
        Changes in assets and liabilities:
        Trade receivables                          (2,989)              (2,666)
        Inventories and other assets                  (43)                  53
        Trade payables                               (686)                (159)
        Accrued interest and other liabilities         51                  312
                                                  --------             --------
         Total adjustments                           (464)                 584
                                                  --------             --------
         Net cash provided by
          operating activities                     10,108                3,297

Cash flows from investing activities:
  Additions to property and equipment              (9,644)              (4,787)
  Proceeds from sales of property and
    equipment                                         747                  356
                                                  --------             --------
         Net cash required by
          investing activities                     (8,897)              (4,431)

Cash flows from financing activities:
  Borrowings from Bank                                 --                1,400
  Repayments of Bank Borrowings                    (1,080)                (900)
  Issuance of common stock                            216                   57
                                                  --------             --------
         Net cash provided (required)
          by financing activities                    (864)                 557
                                                  --------             --------
         Net increase (decrease) in
          cash and cash equivalents                   347                 (577)

Cash and cash equivalents at beginning
  of period                                           301                  980
                                                  --------             --------
Cash and cash equivalents at end of
  period                                          $   648              $   403
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 2001 and March 31, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000, and the cash flows for the six month periods ended September 30, 2001 and 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at September 30, 2001 was approximately $69,000. An unrealized loss of approximately $22,000 was added to stockholders equity and was included as a component of other comprehensive income.

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

                                     For the Six Months Ended September 30
                                     --------------------------------------
                                                                  Per Share
                                     Income         Shares         Amount
                                     ------         ------        ---------
Income before extraordinary
item and accounting change          $10,572

Basic EPS
Income available to common
stockholders                         10,572        5,096,744        $2.07

Effect of Dilutive Securities
Stock Options                                        381,245
                                      -----        ---------         ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                         $10,572        5,477,989        $1.93
                                     ======        =========         ====


 Reclassifications

     Certain reclassifications have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (6.0% at September 30, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and September 30, 2001, respectively, $1,080,000 and $0 were outstanding under the loan facility.

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

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2001        484,400     $4.125-4.5375   $ 2,030,325

Exercised                         (40,500)         4.125         (167,063)
                                  -------      ------------     ---------

Outstanding September 30,
 2001                             443,900     $4.125-4.5375   $ 1,863,262
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock to four directors under the 1998 Plan. These nonqualified options were granted at an exercise price of $17.18 which represented the fair market value on the date of the grant. At September 30, 2001, options to purchase 40,000 shares were outstanding under the 1998 Plan.

     In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expires on February 17, 2002.


(5) Subsequent Event

     On April 12, 2001, an explosion, fire and subsequent blow-out destroyed one of our National 75A rigs that had a depth capacity of 12,500 feet. Three Company employees were injured as a result of the fire. Their injuries are covered under the Company's workers' compensation insurance policy. On

August 15, 2001, the Company received a partial settlement from the equipment insurance carrier in the amount of $95,000. During the quarter ended September 30, 2001, the Company recognized approximately $82,000 as miscellaneous income related to this rig fire. Subsequent to the end of the quarter, on October 31, 2001, the Company received $571,500 which represents the remainder of the settlement from its equipment insurance carrier. The Company will recognize the remainder of the miscellaneous income related to the rig fire in the quarter ended December 31, 2001.


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

Results of Operations

     Total revenues were $15,559,000 and $30,586,000 for the three and six months ended September 30, 2001 which represents a 64% and 72% increase, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 68% and 67% for the three and six months ended September 30, 2001 versus 83% and 84% for the same periods of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in average price received for its contract drilling services. Rig utilization rates were 75% for both the three and six months ended September 30, 2001 compared to 67% and 64% in the same periods in 2000.

     Oil and gas revenues increased by approximately 25% and 39% for the three and six months ended September 30, 2001. The following table sets forth certain information relating to oil and gas revenues:

                      Three months ended             Six months ended
                         September 30,                 September 30,
                    ----------------------        ----------------------
                      2001           2000           2001           2000
                    -------        -------        -------        -------

Quantities
-----------
Oil (bbls)           33,266         29,502         60,849         56,435
Gas (mcf)           191,338        107,589        346,037        216,674

Average Price
-------------
Oil (bbls)          $ 25.49        $ 29.09        $ 25.84        $ 27.80
Gas (mcf)           $  3.83        $  3.79        $  4.59        $  3.29

     The increase in natural gas production from the prior year is due to two wells in Lea County, New Mexico that have come on line during the quarter ended September 30, 2001.

     Oil and gas production expenses increased approximately 39% and 43% for the three and six months ended September 30, 2001. This increase is primarily attributable to new wells that have begun production during the six months ended September 30, 2001. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses. Also production taxes have increased along with the increase in oil and gas revenues.

     Depreciation, depletion and amortization expense increased by approximately 26% and 35% when compared to the three and six months ended September 30, 2000. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. Also, the Company has been purchasing drill pipe and drill collars and has updated and refurbished drilling rigs and engines. The depreciable base of the Company's assets increased by approximately $12.3 million in fiscal 2001 and by approximately $9.6 million in the six months ended September 30, 2001. These increases will affect the depreciation recognized, accordingly. In addition, depletion expense increased due to the increase in crude oil and natural gas production as oil and gas properties are depleted using the units-of-production method.

     General and administrative expenses have increased by approximately 52% and 44%, respectively for the three and six months ended September 30, 2001 when compared to the same periods of the prior year. This increase is primarily due to an increase in payroll expenses and insurance expenses.

     Net working capital was $9.4 million at September 30, 2001 compared to $5.4 million at March 31, 2001.

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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) base rate (6.0% at September 30, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and September 30, 2001, respectively, $1,080,000 and $0 were outstanding under the loan facility.

     The Company anticipates that funds for its capital expenditures in fiscal 2002 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

Trends and Prices

     The contract drilling industry is currently experiencing a decrease in demand and downward pressure on prices for contract drilling services due to the uncertainty surrounding oil and gas prices. Oil and gas prices have been negatively impacted by the disaster that occurred on September 11, 2001. The Company will be affected by oil and gas price fluctuations in the industry, but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At September 30, 2001, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At September 30, 2001, the Company did not have any funds borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. However, as borrowings under this line of credit bear interest at a variable rate, the Company will be subject to interest rate risk when and if funds are borrowed.

PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in various lawsuits generally incidental to its business. The Company does not believe that the ultimate resolution of such litigation will have a significant effect on the Company's financial position or results of operations.


Item 4.  Submission of matters to a vote of security holders.

     The Company's annual meeting of stockholders was held on August 22, 2001. At the meeting, the following persons were elected to serve as Directors of the Company until the 2002 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Raymond E. Batchelor, (2) Thomas C. Brown, (3) Michael M. Cone, (4) David N. Fitzgerald and (5) James B. Taylor.

     Set forth below is a tabulation of votes with respect to each nominee for Director:

                             Votes       Votes
                             Cast        Cast       Votes                         Broker
   Name                      For         Against    Withheld     Abstentions      Non-Votes
   ----                      -----       -------    --------     -----------      ---------
   Raymond E. Batchelor    4,023,620         690       --            --              --
   Thomas C. Brown         4,022,446       1,864       --            --              --
   Michael M. Cone         4,023,620         690       --            --              --
   David N. Fitzgerald     4,022,446       1,864       --            --              --
   James B. Taylor         4,023,620         690       --            --              --


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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




November 14, 2001                By:  /s/  Patricia R. Elledge
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


--------------------------