Form 10-Q
period 2001-12-31
TMBR SHARP DRILLING INC
filed 2002-02-13
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2001

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

                         Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.10 Par Value         Outstanding at February 6, 2001
           (Title of Class)                         5,385,186

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, December 31, 2001 and
             March 31, 2001 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended December 31, 2001 and 2000 . . . . . . . . . . .   5

           Statements of Operations, Nine Months
             Ended December 31, 2001 and 2000 . . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Nine Months
             Ended December 31, 2001 and 2000 . . . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  16

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  19


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  20

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  20

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)



                                               December 31,
                                                   2001            March 31,
  ASSETS                                        (Unaudited)          2001
  ------                                       -------------      -----------

Current assets:
  Cash and cash equivalents                      $    4,917         $     301
  Marketable securities                                  86                91
  Trade receivables,
    net of allowance for doubtful
    accounts of $1,401 at December 31,
    and $1,227 at March 31, 2001                     11,561            13,625
  Inventories                                           193               148
  Deposits                                               73                73
  Other                                                 986               871
                                                    --------          --------
    Total current assets                             17,816            15,109
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 60,384            55,599
  Oil and gas properties, based on
    successful efforts accounting                    33,061            26,372
  Other property and equipment                        3,504             2,844
                                                    --------          --------
                                                     96,949            84,815

Less accumulated depreciation,
  depletion and amortization                        (67,610)          (64,696)
                                                    --------          --------

    Net property and equipment                       29,339            20,119
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 47,328          $ 35,401
                                                    ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2001 (Unaudited) and March 31, 2001
                   (In thousands, except per share data)


                                                December 31,
                                                    2001            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2001
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                    $ 5,967          $  7,414
  Other                                               2,302             2,301
                                                    --------          --------
     Total current liabilities                        8,269             9,715
                                                    --------          --------
Long Term liabilities:
  Borrowings from bank                                   --             1,080
                                                    --------          --------
     Total liabilities                                8,269            10,795
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,639,825 and 6,332,225
    shares at December 31, and
    March 31, 2001, respectively                        664               633
  Additional paid-in capital                         71,354            70,122
  Accumulated deficit                               (32,808)          (46,003)
  Accumulated other comprehensive
    income (loss)                                        (1)                4
  Treasury stock-common, 1,268,739
    shares at December 31, and
    March 31, 2001, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      39,059            24,606
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 47,328          $ 35,401
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                       Three months ended
                                                          December 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   10,829        $    8,914
     Oil and gas                                      1,281             1,340
                                                 -----------       -----------
         Total revenues                              12,110            10,254
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                6,368             5,737
     Oil and gas production                             511               363
     Dry holes and abandonments                         447                59
     Exploration                                         56                25
     Depreciation, depletion and
       amortization                                   1,685             1,322
     Writedown of oil and gas properties                100                 -
     General and administrative                         850               606
                                                 -----------       -----------
         Total operating costs
           and expenses                              10,017             8,112
                                                 -----------       -----------
         Operating income                             2,093             2,142
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       10               (52)
     Gain on sales of assets                              7
     Other, net                                         576                32
                                                 -----------       -----------
     Total other income (expense)                       593               (20)
                                                 -----------       -----------
  Net income before
     income tax provision                             2,686             2,122
  Provision for income taxes                            (62)              (44)
                                                 -----------       -----------
  Net income                                     $    2,624        $    2,078
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
Net income per common share:

  Basic                                            $    .50         $     .42
  Diluted                                               .48               .38
                                                  ==========        ==========

Weighted average number of
    common shares outstanding:

  Basic                                           5,299,803         4,993,310
  Diluted                                         5,517,645         5,456,418
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------
  Revenues:
     Contract drilling                           $   38,254        $   24,404
     Oil and gas                                      4,442             3,622
                                                 -----------       -----------
         Total revenues                              42,696            28,026
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               20,808            15,926
     Oil and gas production                           1,391               978
     Dry holes and abandonments                         968               808
     Exploration                                         59               171
     Depreciation, depletion and
       amortization                                   4,971             3,759
     Writedown of oil and gas properties                100                --
     General and administrative                       2,120             1,485
                                                 -----------       -----------
         Total operating costs
           and expenses                              30,417            23,127
                                                 -----------       -----------
         Operating income                            12,279             4,899
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       (1)             (183)
     Gain on sales of assets                            531               142
     Other, net                                         662                32
                                                 -----------       -----------
     Total other income (expense)                     1,192                (9)
                                                 -----------       -----------
  Net income before income
     tax provision                                   13,471             4,890
  Provision for income taxes                           (276)              (99)
                                                 -----------       -----------
  Net income                                     $   13,195        $    4,791
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2001 and 2000 (Unaudited)
                   (In thousands, except per share data)




                                                       Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    2001              2000
                                                 -----------       -----------

Net income per common share:

  Basic                                          $     2.56        $      .96
  Diluted                                              2.44               .88
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,164,677         4,970,928
  Diluted                                         5,413,121         5,423,578
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Nine Months Ended December 31, 2001 (Unaudited) and

                    Year Ended March 31, 2001 (Audited)

                              (In thousands)



                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2001     6,332   $ 633     $ 70,122      $(46,003)        $  4         1,270  $(150)      $ 24,606

Exercise of
  Stock Options        304      30        1,169            --           --            --     --          1,199

Issuance of Stock        4       1           63            --           --            --     --             64

Net Income              --      --           --        13,195           --            --     --         13,195

Other comprehensive
 loss, net of tax
   Unrealized loss
   on marketable
   equity securities    --      --           --            --           (5)           --     --             (5)
                                                                                                       -------
Comprehensive
 Income                 --      --           --            --           --            --     --         13,190
                     -----    -----     --------      --------         ----       -------  -----       -------

Balance,
  December 31,
    2001             6,640   $ 664     $ 71,354      $(32,808)       $  (1)        1,270  $(150)      $ 39,059
                     =====    =====     ========      ========         ====       =======  =====       =======

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 2001 and 2000 (Unaudited)
                                 (In thousands)

                                                 Nine months ended December 31,
                                                 ------------------------------
                                                   2001                   2000
                                                 -------               --------
Cash flows from operating activities:
  Net income                                     $ 13,195              $ 4,791
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                4,971                3,759
       Dry holes and abandonments                     968                  808
       Writedown of properties                        100                   --
        Gain on sales of assets                      (531)                (142)
        Changes in assets and liabilities:
        Trade receivables                           2,064               (2,089)
        Inventories and other assets                 (160)                  48
        Trade payables                             (1,447)              (1,567)
        Accrued interest and other liabilities          1                  838
                                                  --------             --------
         Total adjustments                          5,966                1,655
                                                  --------             --------
         Net cash provided by
          operating activities                     19,161                6,446

Cash flows from investing activities:
  Additions to property and equipment             (15,452)              (7,498)
  Proceeds from sales of property and
    equipment                                         724                  356
                                                  --------             --------
         Net cash required by
          investing activities                    (14,728)              (7,142)

Cash flows from financing activities:
  Borrowings from Bank                                 --                1,400
  Repayments of Bank Borrowings                    (1,080)              (1,700)
  Issuance of common stock                          1,263                  161
                                                  --------             --------
         Net cash provided (required)
          by financing activities                     183                 (139)
                                                  --------             --------
         Net increase (decrease) in
          cash and cash equivalents                 4,616                 (835)

Cash and cash equivalents at beginning
  of period                                           301                  980
                                                  --------             --------
Cash and cash equivalents at end of
  period                                        $   4,917              $   145
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 2001 and March 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000, and the cash flows for the nine month periods ended December 31, 2001 and 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at December 31, 2001 was approximately $86,000. An unrealized loss of approximately $5,000 was deducted from stockholders equity and was included as a component of other comprehensive income (loss) as of December 31, 2001.

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

                                     For the Nine Months Ended December 31
                                     --------------------------------------
                                                                  Per Share
                                     Income         Shares         Amount
                                     ------         ------        ---------
Income before extraordinary
item and accounting change          $13,195

Basic EPS
Income available to common
stockholders                         13,195        5,164,677        $2.56

Effect of Dilutive Securities
Stock Options                                        248,444
                                      -----        ---------         ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                         $13,195        5,413,121        $2.44
                                     ======        =========         ====


 Reclassifications

     Certain reclassifications have been made to the December 31, 2000 financial statements to conform to the December 31, 2001 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (4.75% at December 31, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and December 31, 2001, respectively, $1,080,000 and $0 were outstanding under the loan facility.

(4)  Stockholders' Equity

     1984 Stock Option Plan

     In August 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 5,000 shares of common stock are outstanding and exercisable under the Plan. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On December 31, 2001, options to purchase 269,900 shares were earned and exercisable. The remaining 6,000 shares will become earned and exercisable on March 9, 2002. The following table sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2001        484,400     $4.125-4.5375   $ 2,030,325

Exercised                        (208,500)    $4.125-4.5375      (885,638)
                                  -------      ------------     ---------

Outstanding December 31,
 2001                             275,900     $4.125-4.5375   $ 1,144,687
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock to four directors under the 1998 Plan. These nonqualified options were granted at an exercise price of $17.18 which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercised price of $11.50 per share which represented the fair market value on the date of the grant. These options become exercisable over a two year period ending October 10, 2003. At December 31, 2001, options to purchase 332,000 shares were outstanding under the 1998 Plan.

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

Results of Operations

     Total revenues were $12,110,000 and $42,696,000 for the three and nine months ended December 31, 2001 which represents a 18% and 52% increase, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 83% and 71% for the three and nine months ended December 31, 2001 versus 79% and 83% for the same periods of the prior year. The operating results were positively affected by an increase in demand for the Company's contract drilling services which resulted in an increase in rig utilization rates. The Company has also experienced an increase in average price received for its contract drilling services. Recently however, demand and drilling prices have both been negatively impacted by the decrease in crude oil and natural gas prices. Rig utilization rates were 63% and 71%, respectively for the three and nine months ended December 31, 2001 compared to 68% and 66% in the same periods in 2000.

     Oil and gas revenues decreased by approximately 4% for the three months ended December 31, 2001 when compared to the same period in prior year. This decrease is primarily a result of the recent decrease in crude oil and natural gas prices. Oil and gas revenues increased approximately 23% for the nine months ended December 31, 2001 which is primarily attributable to an increase quantities of oil and gas produced. The following table sets forth certain information relating to oil and gas revenues:

                      Three months ended             Nine months ended
                         December 31,                  December 31,
                    ----------------------        ----------------------
                      2001           2000           2001           2000
                    -------        -------        -------        -------

Quantities
-----------
Oil (bbls)           34,952         25,223         95,801         81,658
Gas (mcf)           190,703        113,013        536,740        329,687

Average Price
-------------
Oil (bbls)          $ 21.82        $ 32.85        $ 24.38        $ 29.36
Gas (mcf)           $  2.72        $  4.52        $  3.93        $  3.71

     The increase in natural gas production from the prior year is principally due to two wells that have come on line during the nine months ended December 31, 2001.

     Oil and gas production expenses increased approximately 41% and 42% for the three and nine months ended December 31, 2001. This increase is primarily attributable to new wells that have begun production during the nine months ended December 31, 2001. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses. Also production taxes have increased along with the increase in oil and gas revenues.

     Depreciation, depletion and amortization expense increased by approximately 27% and 32% when compared to the three and nine months ended December 31, 2000. The increase in rig utilization rates caused an increase in depreciation expense as drilling equipment is depreciated using the units-of-production method based on the monthly utilization of the equipment. Also, the Company has been purchasing drill pipe and drill collars and has updated and refurbished drilling rigs and engines. The depreciable base of the Company's assets increased by approximately $12.3 million in fiscal 2001 and by approximately $15.5 million in the nine months ended December 31, 2001. These increases will affect the depreciation recognized, accordingly. In addition, depletion expense increased due to the increase in crude oil and natural gas production as oil and gas properties are depleted using the units-of-production method.

     General and administrative expenses have increased by approximately 40% and 43%, respectively for the three and nine months ended December 31, 2001 when compared to the same periods of the prior year. This increase is primarily due to an increase in payroll expenses, insurance expenses and bad debt expenses.

     The Company recognized a non-cash charge of approximately $100,000 during the quarter ended December 31, 2001 related to the writedown of the carrying value of its oil and gas properties.

     On April 12, 2001, an explosion, fire and subsequent blow-out destroyed one of our National 75A rigs that had a depth capacity of 12,500 feet. Three Company employees were injured as a result of the fire. Their injuries are covered under the Company's workers' compensation insurance policy. On August 15, 2001, the Company received a partial settlement from the equipment insurance carrier in the amount of $95,000. During the quarter ended September 30, 2001, the Company recognized approximately $82,000 as miscellaneous income related to this rig fire. On October 31, 2001, the Company received $571,500 which represents the remainder of the settlement from its equipment insurance carrier. The Company recognized the remainder of the miscellaneous income related to the rig fire in the quarter ended December 31, 2001.

     Net working capital was $9.5 million at December 31, 2001 compared to $5.4 million at March 31, 2001.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) base rate (4.75% at December 31, 2001) and accrued interest is payable monthly. The loan facility will mature on August 31, 2002, at which time all outstanding principal and interest will be due in full. At March 31, 2001 and December 31, 2001, respectively, $1,080,000 and $0 were outstanding under the loan facility.

     The Company anticipates that funds for its capital expenditures in fiscal 2002 will be available from a combination of sources, including (i) borrowings under the line of credit, (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

Trends and Prices

     The contract drilling industry is currently experiencing a decrease in demand and downward pressure on prices for contract drilling services due to the uncertainty surrounding oil and gas prices. Oil and gas prices have been negatively impacted by the slowing of the United States and global economies. The Company will be affected by oil and gas price fluctuations in the industry, but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2001, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     At December 31, 2001, the Company did not have any funds borrowed under its $5.0 million revolving line of credit which bears interest at the lender's base rate in effect from time to time. However, as borrowings under this line of credit bear interest at a variable rate, the Company will be subject to interest rate risk when and if funds are borrowed.

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

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




February 13, 2002                By:  /s/  Patricia R. Elledge
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