Form 10-K
period 2002-03-31
TMBR SHARP DRILLING INC
filed 2002-06-25
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

  (X)        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                              (Fee Required)

              For the fiscal year ended March 31, 2002
                                    or

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

                                                Yes  X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of voting stock held by nonaffiliates of the registrant at June 7, 2002 was approximately $57,486,671.

     At June 7, 2002, there were 5,400,186 shares of the Registrant's Common Stock outstanding.

     The information required by Items 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the registrant's Annual Meeting to be held in August, 2002.

                         TMBR/SHARP DRILLING, INC.

                                 FORM 10-K

                             TABLE OF CONTENTS



Part I                                                            Page

     Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . .    4
     Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . .     25
     Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . .     26
     Item  4.  Submission of Matters to a Vote of
                 Security Holders. . . . . . . . . . . . . . . . . .     26

Part II

     Item  5.  Market for Registrant's Common Equity
                 and Related Stockholder Matters . . . . . . . . . .     26
     Item  6.  Selected Financial Data . . . . . . . . . . . . . . . .   28
     Item  7.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations . . . . . . . . . . . . . . . . . . . .   29
     Item  7A. Quantitative and Qualitative Disclosure
                 About Market Risk . . . . . . . . . . . . . . . . . .   37
     Item  8.  Financial Statements and Supplementary Data . . . . . .   38
     Item  9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . . . . .   66

Part III

     Item 10.  Directors and Executive Officers
                 of the Registrant . . . . . . . . . . . . . . . . . .   67
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .   68
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . .   68
     Item 13.  Certain Relationships and Related Transactions. . . . .   69

Part IV and signatures

     Item 14.  Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K . . . . . . . . . . . . . . .   69
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .   74

                                  PART I


     Some statements contained in this Form 10-K report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology like "may," "will," "expect," "intend,""anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations of comparable terminology. The Company believes the assumptions and expectations reflected in these forward-looking statements are reasonable. However, no assurance can be given that the Company's expectations will prove to be correct or that it will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

          fluctuations in prices of oil and gas;

          future capital requirements and availability of financing;

          risks associated with the drilling of wells;

          competition;

          general economic conditions;

          governmental regulations;

          receipt of amounts owed to the Company by purchasers of its production and counterparties to its hedging contracts; and

          hedging activities.

     For these and other reasons, actual results may differ materially from those projected or implied. Undue reliance should not be placed on forward-looking statements and projections of any future results should not be based on such statements.

     Before investing in the Company's common stock, one should be aware that there are various risks associated with an investment. Some of these described in other sections of this annual report and under the Risk Factors section beginning on page 18.

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

     The Company provides domestic onshore contract drilling services to major and independent oil and gas companies. The Company focuses its operations in the Permian Basin of west Texas and eastern New Mexico. In addition to its drilling rigs, the Company provides the crews and most of the ancillary equipment used in the operation of its drilling rigs. Rig utilization for the fiscal year ended March 31, 2002 was approximately 67% compared to 68% for the year ended March 31, 2001.

     The Company owns 18 drilling rigs. At June 7, 2002, 1 rig was operating on behalf of the Company for its own account, 10 were operating for non-affiliated oil producers, and 7 were "stacked" (non-operating). All of the Company's rigs are operational and actively marketed in the Permian Basin of west Texas and eastern New Mexico. The Company markets its contract drilling services to both major oil companies and independent oil producers. The depth capabilities of the Company's rigs range from 8,500 feet to 30,000 feet.

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

     The Company's oil and gas exploration and production operations complement its onshore drilling operations. These activities are focused in the mature producing regions in the Permian Basin of west Texas and eastern New Mexico. Oil and gas operations comprised approximately 11% of the Company's revenues for the fiscal year ended March 31, 2002. The Company's proved reserves, of which approximately 1,594 MBOE (thousand barrels of oil equivalent) were proved developed producing and approximately 353 MBOE were proved developed non-producing and approximately 337 MBOE were proved undeveloped, had a present value of future net revenues of approximately $21.7 million at March 31, 2002. At that same date, the Company owned interests in approximately 23,851 gross (4,714 net) acres of developed oil and gas properties, and approximately 19,027 gross (4,981 net) acres of undeveloped properties.

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

CONTRACT DRILLING OPERATIONS

Drilling Rigs

     The following table sets forth the type and depth capabilities of the Company's 18 onshore drilling rigs.

     Rig No.        Depth Capacity      Type
        2                  8,500        Weiss W-45
        3                  8,500        Weiss W-45
        4                  8,500        Unit 15
        6*                12,500        National 75A
        7*                10,000        Unit 15
       10(a)              12,500        National 75A
       12                 11,500        National 50A
       14                 12,500        BDW 650
       17                  9,500        Unit 15
       22*                13,500        Brewster  75
       23*                13,500        National 75A
       24*                13,500        Gardner Denver 700
       27*                13,500        Gardner Denver 700
       28*                16,000        Gardner Denver 800
       29*                16,000        Gardner Denver 800
       30*                16,000        Gardner Denver 800
       31*                16,000        BDW 800
       55                 30,000        Gardner Denver DW-2100
       56*                20,000        National 110-M
     ----------------
     *In active operation at June 7, 2002.

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

Drilling Contracts

     The Company's drilling contracts are usually obtained through competitive bidding or as a result of direct negotiations with customers. Drilling contracts typically obligate the Company to pay all expenses associated with drilling an oil or gas well, including wages of drilling personnel, maintenance expenses and incidental purchases of rig supplies and equipment. The majority of the Company's contracts are "daywork" contracts with the remainder being "footage" or "turnkey" contracts. Under a footage contract, the Company charges an agreed price per foot of hole drilled, whereas a day-work contract permits the Company to charge a per diem fixed rate for each day the rig is in operation. A turnkey contract specifies a total price for drilling a well plus providing other services, materials or equipment which are typically the responsibility of the operator under footage or daywork contracts. Prices for all contracts vary depending on the location, depth, duration, complexity of the well to be drilled, operating conditions and other factors peculiar to each proposed well. Under footage and turnkey contracts, the Company manages the drilling operation and the type of equipment to be used, subject to certain customer specifications.
The Company also bears the risk and expense of mechanical malfunctions, equipment shortages, and other delays arising from problems caused in drilling a well. Daywork contracts permit the operator of the well to manage drilling operations and to specify the type of equipment to be used. Under daywork contracts, the Company generally bears none of the risk due to time delays caused by unforeseeable circumstances such as stuck or broken drill pipe or blowouts. Of the 11 rigs working at June 7, 2002, all were subject to daywork contracts.

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

                      Contract Drilling
       Year Ended         Revenues          Number of      Percent of
        March 31,      (in thousands)       Rigs Owned     Utilization
          1998            $ 34,891              17(a)         78.2%
          1999              12,948              17            26.6%
          2000              15,394              18(b)         35.0%
          2001              36,023              19(c)         68.2%
          2002              46,712              18            66.8%
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

Customers

     During the fiscal year ended March 31, 2002, the Company drilled a total of 112 wells for approximately 22 customers. The following table sets forth certain information with respect to customers for the Company's contract drilling services that accounted for more than 10% of the Company's total revenues during the last fiscal year.

                                           Percent of      Number of Wells
Name of Customer                         Total Revenues        Drilled
----------------                         --------------    ---------------
Pure Resources, L.P.                           38%                 40

     The loss of the above customer could have a material adverse effect on the Company, depending upon the demand for the Company's drilling rigs at the time of such loss and the Company's ability to attract new customers.

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

Employees

     At June 7, 2002, the Company had 50 salaried employees and approximately 279 hourly paid employees. Employees of the Company are not covered by any collective bargaining agreements and the Company has never experienced a strike or work stoppage. The Company considers its employee relations to be satisfactory.

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


OIL AND GAS OPERATIONS

     The Company's oil and gas operations involve the acquisition, exploration for, development and production of oil and natural gas. During the fiscal year ended March 31, 2002, the Company's exploration efforts were conducted in west Texas and eastern New Mexico.

     The Company is actively investing in oil and gas properties for the purpose of exploration, development and production of oil and gas. The Company acquires or participates in these arrangements as a working interest owner and usually provides the contract drilling services for such ventures.

     Exploration for oil and natural gas requires substantial expenditures, especially for exploration in more remote areas. As is customary in the oil and gas industry, the drilling of oil and gas wells is usually accomplished through participation with other third parties. One of the parties experienced with operations in the area is usually designated as the operator of the property and is responsible for the direct supervision, administration and accounting for wells drilled and completed pursuant to an operating agreement between the parties. The Company typically serves as operator of oil and gas prospects assembled by the Company and participates as a non-operating working interest owner in prospects assembled and generated by third parties. As operator, the Company supervises the drilling and completion of wells and production therefrom and the further development of surrounding properties. The operator of a well has significant control over its location and the timing of its drilling. In addition, the operator of a well receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells. The operator will normally receive revenues and pay expenses equal to more than its ownership interest in the wells, and then must remit or collect all but its share to or from the other respective participants in the well. At June 7, 2002 the Company was operator of 42 wells.

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

     No major discovery or other favorable or adverse event has occurred since March 31, 2002 which is believed to have caused a significant change in the estimated proved oil and gas reserves of the Company.

     The Company's oil and gas reserves and production are not subject to any long-term supply or similar agreements with foreign governments or authorities.

     The Company's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Productive Wells and Acreage

     The following tables set forth the gross and net productive oil and gas wells and developed and undeveloped acreage in which the Company owned a working interest as of March 31, 2002. Excluded from the table is acreage in which the Company's interest is limited to royalty or similar interests.


                                                 Productive Wells
                                        -----------------------------------
                                           Gross                  Net
                                        -----------         ---------------
                                        Oil     Gas           Oil      Gas
                                        ---     ---         ------    -----
Texas................................... 75      13         11.423    2.571
New Mexico.............................. 26      10          9.259    2.923
Oklahoma...............................  --       3           --       .090
                                        ---     ---         ------    -----
          Total.........................101      26         20.682    5.584
                                        ===     ===         ======    =====



                                                   Acreage
                                   ---------------------------------------
                                      Developed             Undeveloped
                                   ---------------       -----------------
                                   Gross       Net       Gross         Net
                                   -----       ---       -----         ---
Texas............................ 15,240      2,763       15,660      4,046
New Mexico.......................  6,691      1,894        1,856        557
Oklahoma.........................  1,920         57           --        --
Kansas...........................     --         --        1,511        378
                                  ------      -----     ---------    ------
          Total.................. 23,851      4,714       19,027      4,981
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

     On September 5, 1995, the Company entered into a 10 year License Agreement with the Government of the Republic of Palau and the State of

Kayangel which will allow the Company to explore for oil and natural gas offshore. The license covers approximately 1.1 million acres within the waters of Palau. Pursuant to the amended license agreement, the Company was required to drill two wells by March, 2002. During 2002, the Company decided to abandon this project and accordingly impaired approximately $150,000 which represented the Company's costs related to this leasehold.

Drilling Activity

     The following table sets forth certain information concerning the number of gross and net exploratory and development wells drilled for the Company's account during the periods indicated.


                                     Year Ended March 31,
                    -------------------------------------------------------
                          2002                2001                2000
                    ---------------     ---------------     ---------------
Type of Well        Gross      Net      Gross      Net      Gross      Net
------------        -----     -----     -----     -----     -----     -----
Exploratory (1)
     Oil              4        .895       3       1.162       6       1.680
     Gas              2        .528       4       1.262       4        .590
     Dry              2        .673       7       1.937       3        .500

Development (2)
     Oil              4       1.856       4       2.400       2        .160
     Gas              --        --        1        .050       --        --
     Dry              1        .050       2        .100       1        .100

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

     At June 7, 2002, the Company was participating in the drilling of 1 gross (.25 net) development well in Lea County, New Mexico.

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

                                            Year Ended March 31,
                                   ------------------------------------
                                    2002           2001           2000
                                   ------         ------         ------
Net Production
     Oil (Bbls)                    127,353       108,886         78,217
     Gas (Mcf)                     707,923       428,355        611,901
     EBO (1)                       245,340       180,279        180,201

Average Daily Production
     Oil (Bbls)                        349           298            214
     Gas (Mcf)                       1,940         1,174          1,676
     EBO                               672           494            494

Sales Prices
     Oil ($/Bbl)                    $23.19        $31.14         $21.12
     Gas ($/Mcf)                      3.61          4.82           2.48
     EBO                             22.45         30.25          17.58

Production (Lifting) Costs
     per EBO                          7.28          7.77           5.13

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

Markets and Customers

     The Company sells its oil and gas at the wellhead on an "as-produced" basis and does not refine petroleum products. Other than normal production facilities, the Company does not own an interest in any bulk storage facilities or pipelines. As is customary in the industry, the Company sells its production in any one area to relatively few purchasers, including transmission companies that have pipelines near the Company's producing wells. Gas purchase contracts are generally on a short-term "spot market" basis and usually contain provisions by which the prices and delivery quantities for future deliveries will be determined. During the year ended March 31, 2002, Navajo Refining and Crude Marketing, Lantern Petroleum Corporation and Pure Resources, L.P. accounted for approximately 24%, 17% and 15%, respectively, of the Company's oil and gas revenues for such period.
The loss of any of these purchasers could cease or delay the Company's production and sale of its oil and gas reserves to the extent that alternative purchasers having adequate gathering facilities are not found to replace such purchaser's volume of oil or gas purchased. However, in the event of a loss of any purchaser, the Company believes that, under present circumstances, it would be able to find other purchasers for its oil and gas production.

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

Risk Factors

Declining oil and gas prices may cause the Company to record write-downs in the carrying value of its oil and gas properties.

     The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. The costs incurred to acquire oil and gas properties (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to oil and gas properties is capitalized as stated above, net of its working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. This non-cash impairment charge does not affect cash flow from operating activities, but it does reduce earnings. Impairment charges cannot be restored by subsequent increases in the prices of oil and gas.

     The risk that the Company will be required to write down the carrying value of its oil and gas properties increases when oil and gas prices decline. In addition, write-downs may occur if the Company experiences substantial downward adjustments to its estimated proved reserves.

     For the year ended March 31, 2002, the Company recognized a non-cash impairment charge of $3,953,421 related to its oil and gas reserves and unproved properties. This impairment of oil and gas assets was primarily the result of the effect of significantly lower oil and gas prices on both proved and unproved oil and gas properties and unsuccessful exploitation efforts to increase production. No assurance can be given that the Company will not experience write-downs in the future.

The Company is subject to many restrictions under its loan agreement.

     As required by the Company's loan agreement with its bank lender, substantially all of the Company's drilling rigs and related equipment, accounts receivable and inventory have been pledged as collateral to secure the payment of its loans. The loan agreement restricts the Company's ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. The Company is also required to comply with certain financial covenants and maintain certain financial ratios. The loan agreement prohibits the Company from declaring or paying dividends on its common stock. Although the Company is currently in compliance with the loan covenants, its ability to comply in the future with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and events or circumstances beyond its control. The Company's failure to comply with any of the restrictions and covenants under the loan agreement could result in a default under the loan agreement.

     The loan agreement limits the amounts the Company can borrow to a borrowing base amount, based upon the value of the drilling rigs and equipment, accounts receivable and inventory securing repayment of loans made to the Company. The bank can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the loan agreement. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or the Company must pledge other assets as additional collateral. No assurance can be given that the Company would be able to make any mandatory principal prepayments required under the loan agreement.

Part of the Company's business is seasonal in nature.

     Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting the Company's overall business plans. Demand for natural gas is typically higher during winter months.

The Company's contract drilling and oil and gas operations are subject to many inherent risks.

     Contract drilling and oil and gas exploration and production activities are subject to many risks and hazards.

     The Company's oil and gas operations are marked by unprofitable efforts because of dry holes and wells that do not produce oil or gas in sufficient quantities to return a profit. The success of the Company's operations depends, in part, upon the ability of management and technical personnel. The cost of drilling, completing and operating wells is often uncertain. There is no assurance that the Company's oil and gas drilling or acquisition activities will be successful, that any production will be obtained, or that any such production, if obtained, will be profitable.

     The Company's drilling operations and fleet are subject to many hazards inherent in the onshore drilling industry, such as encountering unusual or unexpected formations and pressures, blowouts, explosions, cratering, well fires and spills. These hazards can result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Any one of these potential hazards could result in accidents, environmental damage, personal injury, property damage and other harm that could result in substantial liabilities to the Company. The Company generally seeks to obtain indemnity agreements whenever possible from its customers requiring them to hold the Company harmless if loss of production or reservoir damage occurs. Even when the Company obtains contractual indemnification, however, the customer may not maintain adequate insurance to support such indemnification.

     As is customary in the industry, the Company maintains insurance against some, but not all, of the hazards and risks it encounters. The Company maintains general liability insurance and obtains insurance against blowouts and pollution risks on a well-by-well basis, but does not carry insurance against all operating hazards. No assurance can be given that the Company's insurance or contractual indemnity protection will be sufficient or effective under all circumstances or against all hazards to which it may be subject, and its insurance claims will be subject to retentions and deductibles. The occurrence of a significant event for which the Company is not fully insured or indemnified or the failure of a customer to meet its indemnification obligations could have a material adverse effect on the Company's results of operations and financial condition. No assurance and be given that the Company will be able to maintain insurance in the future at rates that it considers reasonable.

Ability to Replace Reserves.

     The Company's future performance depends in part upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company's proved reserves decline as those reserves are depleted and it must locate and develop or acquire new oil and gas reserves to replace reserves being depleted by production. No assurance can be given that the Company will be able to find and develop or acquire additional reserves on an economical basis.

The volatility of the oil and gas industry may have an adverse impact on the Company's operations.

     The Company's revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and gas, both with respect to its contract drilling operations and its oil and gas operations. In recent years, oil and gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil and/or gas prices or land drilling activity in the United States will have a material adverse effect on the Company's financial condition and results of operations and could impair access to future sources of capital. Demand and prices for the Company's contract drilling services depend upon numerous factors over which it has no control, including:

          the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices,

          the cost of exploring for, producing and delivering oil and natural gas the level and price of foreign oil and natural gas imports,

          the discovery rate of new oil and natural gas reserves,

          available pipeline and other oil and natural gas transportation capacity, weather conditions,

          international political, military, regulatory and economic conditions and the ability of oil and natural gas companies to raise capital.

     No assurance can be given that current levels of oil and natural gas exploration activities in the Company's markets will continue or that demand for its contract drilling services will correspond to the level of activity in the industry generally. The Company's expects oil and natural gas prices to continue to be volatile and to affect the demand for and pricing of its contract drilling services.

Decreased demand or reduced prices the Company receives for its land contract drilling services could materially adversely affect its financial condition.

     Any significant decrease in demand for, or the prices received for, the Company's contract drilling services could have a material adverse affect on its results of operations and financial condition. An oversupply of drilling rigs and a large number of drilling contractors have affected adversely the United States land drilling industry for many years. These conditions have resulted in depressed day rates and substantial competition for available contracts. The Company cannot accurately predict either the future level of demand for its contract drilling services or future conditions in the land contract drilling services industry.

The Company operates in a highly competitive industry, which includes competitors with greater financial resources.

     Some of the Company's competitors have significantly greater financial resources than it has, which may enable them to better withstand industry downturns, to compete more effectively on the basis of price, to acquire existing rigs or to build new rigs. The contract drilling industry in which the Company operates is a highly-fragmented, intensely competitive and cyclical business. Competition for services in a particular market is based on price, location, type and condition of available equipment and quality of service. A number of large and small contractors provide competition for drilling contracts in all areas of the Company's business. In addition, certain competitors are present in more than one of those areas and drilling rigs are mobile and can be moved from one region to another in response to market conditions.

The Company may incur losses in connection with its footage and turnkey contracts.

     The Company cannot provide assurance that it will not incur losses on turnkey and footage contracts in the future. The Company performs drilling services pursuant to footage and turnkey drilling contracts under which it agrees to drill a well to a specified depth for a fixed price. The risks associated with a turnkey or footage contract are greater than for wells drilled on a daywork basis because in a turnkey or footage contract the Company, as the contractor, assumes most of the risks associated with drilling operations generally assumed by the operator under a daywork contract, including the risk of blowout, loss of hole, stuck drill string, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors, services, supplies and personnel.

     As of March 31, 2002, none of the Company's rigs were operating under footage or turnkey contracts. Under such contracts, the Company does not receive payment unless the well is drilled to the specified depth, and it must bear the costs of performing drilling services until the well has been drilled. In addition, profitability of the contract is dependent upon keeping expenses within the estimates the Company uses in determining the contract price and completing the contracts on schedule.

September 11 events may adversely affect the Company's business.

     The full repercussions of the events of September 11 are not known. However, it is not unreasonable to believe, as the Company does, that its business activities and financial condition could be adversely impacted. For instance, the premiums the Company pays for its business insurance coverage could rise significantly, or coverage provided by its insurance carriers could be substantially reduced, forcing the Company to operate without adequate coverage in an industry characterized by high risk to persons and property. In addition, the disruption of the financial markets and the negative impact on the U. S. economy caused by September 11 may undermine the Company's efforts and any success it might have in its contract drilling and exploration and production activities. Although September 11 was not a direct attack on the domestic oil and gas industry, any future similar events, particularly directed at the oil and gas industry, could materially and adversely affect the Company's business, results of operations and financial condition.

The oil and gas industry is capital intensive.

     The oil and gas industry is capital intensive. The company's cash flow from operations and the continued availability of credit are subject to a number of variables, including the number and type of drilling contracts it is able to obtain, the level of oil and gas it is able to produce from existing wells, the prices at which oil and gas are sold and its ability to locate and produce new reserves. The Company cannot provide any assurance that its cash flow from operations and present borrowing capacity will be sufficient to fund its anticipated capital expenditures and working capital requirements. The Company may from time to time seek additional financing, either in the form of bank borrowings, sales of securities or other forms of financing. Except for the Company's loan agreement with its bank lender, it has no agreements for any such financing and there can be no assurance as to the availability of terms of any such financing. To the extent the Company's capital resources and earnings are at any time insufficient to fund its activities or repay any indebtedness as due, it will need to raise additional funds through public or private financings or additional borrowings. No assurance can be given as to the Company's ability to obtain any such capital resources. If the Company is not at any time able to obtain then necessary capital resources, its financial condition and results of operations could be materially adversely affected. If, however, additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's stockholders at that time could be diluted and, in addition, such equity securities may have rights, preferences or privileges senior to those of the common stock.

The Company does not pay dividends on its common stock.

     The Company has never paid dividends on its common stock, and does not intend to pay cash dividends on the common stock in the foreseeable future. Net income from the Company's operations, if any, will be used for the development of its business. Any decision to pay dividends on the common stock in the future will depend upon the Company's profitability at that time.

There is a shortage of qualified and experienced labor.

     The volatility of conditions in the oil and gas industry sometimes results in a shortage of qualified drilling rig personnel in the industry.
As a result, and rather than hiring unqualified or inexperienced crews, from time to time the Company may intentionally restrict the number of drilling rigs it has in active operation at any one time. If the Company is unable to attract and retain qualified personnel, its ability to market and operate its drilling rigs will be restricted. In addition, labor shortages could result in wage increases, which could reduce the Company's operating margins and have a material adverse effect on its financial condition and results of operations.

The reserve data in this report represent estimates only.

     Information relating to the Company's proved oil and gas reserves is based upon engineering estimates. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. Because all reserve estimates are to some degree speculative, the actual quantities of oil and gas that are ultimately recovered, production and operation costs, the amount and timing of future development expenditures and future oil and gas sales prices may all vary from those assumed in these estimates and such variances may be material. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data.

     The present value of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to the Company's properties. In accordance with SEC requirements, the Company has based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, whereas actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flow:

        the timing of production and related expenses

        changes in consumption levels; and

        governmental regulations or taxation.

     In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount rate based on interest rates in effect from time to time and risks associated with the Company's reserves or the oil and gas industry in general. In addition, the Company may need to revise its reserves downward or upward based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors.

Reliance upon financial statements audited by Arthur Andersen LLP.

     Arthur Andersen LLP was previously the independent accountant for the Company. Representatives for Arthur Andersen LLP are not available to reissue their report on the March 31, 2000 and 2001 financial statements or provide the consent required for the incorporation by reference of their reports on the financial statements and we have dispensed with the requirement to file their consent in reliance upon Rule 437a of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the inclusion of their report, you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

Executive Officers

     Thomas C. Brown, age 75, has served as a Director of the Company since 1982. He is presently Chairman of the Board of Directors and Chief Executive Officer of the Company and has served in such capacities since 1990.

     Jeffrey D. Phillips, age 41, has been employed by the Company since 1995. He has been President since April 1, 2001. He was Vice President - Production of the Company from 1997 to 2001.

     Don H. Lawson, age 63, has been employed by the Company since 1967. He has been the Vice President - Operations of the Company since 1992.

     Patricia R. Elledge, age 44, was employed by the Company from September, 1989 to December, 1993 when she resigned to relocate. Ms. Elledge returned to the Company in September, 1994 in her current capacity as Controller - Treasurer.

     James M. Alsup, age 65, has been the Secretary of the Company since 1982. He has been a partner in the law firm of Lynch, Chappell & Alsup since 1970.


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no meeting of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 2002, and no matters were submitted to a vote of security holders during such period.




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


                                                   Price
                                             -----------------
                                              High       Low
                                             ------     ------
           Fiscal 2001
                  First Quarter             $ 12.43    $  8.75
                  Second Quarter              15.75      10.50
                  Third Quarter               14.68      10.00
                  Fourth Quarter              18.37      13.00

           Fiscal 2002
                  First Quarter               19.05      14.62
                  Second Quarter              16.95      12.10
                  Third Quarter               13.61      11.45
                  Fourth Quarter              15.25      10.40

     On June 7, 2002, the last reported sale price of the Company's Common Stock as reported by NASDAQ was $13.88.

     The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, New York, New York.

     On June 7, 2002, the outstanding shares of the Company's Common Stock were held of record by approximately 1,955 stockholders.

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

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data for the Company's operations for each of the five years ended March 31, 2002. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Company's Financial Statements and related notes included elsewhere herein.

                                                Years ended March 31,
                                     --------------------------------------------
                                     2002      2001      2000      1999      1998
                                     ----      ----      ----      ----      ----
                                       (In thousands, except per share amounts)

INCOME STATEMENT DATA
Operating revenues:
  Contract drilling               $ 46,712  $ 36,023  $ 15,394  $ 12,948  $ 34,891
  Oil and gas                        5,508     5,454     3,169     1,476     2,126
                                    ------    ------    ------    ------    ------

     Total operating revenues       52,220    41,477    18,563    14,424    37,017

Operating costs and expenses:
  Contract drilling                 26,761    22,767    12,486    10,027    23,163
  Oil and gas production             1,721     1,363       926       803       944
  Dry holes and abandonments         1,657       811       490       840       440
  Exploration                           60       174        19       106        36
  Depreciation, depletion
    and amortization                 6,746     5,137     3,282     2,699     4,080
  General and administrative         2,552     1,918     1,854     1,911     1,863
  Writedown of oil and
    gas properties (a)               3,953     1,171       739     1,304     3,120
                                    ------    ------    ------    ------    ------
     Total operating costs
       and expenses                 43,450    33,341    19,796    17,690    33,646
                                    ------    ------    ------    ------    ------
     Operating income (loss)         8,770     8,136    (1,233)   (3,266)    3,371

Other income (expenses):
  Interest                              11      (216)       17       151       133
  Other                              1,035       558         9       (72)    1,180
                                    ------    ------    ------    ------    ------
     Total other income (expense)    1,046       342        26        79     1,313
                                    ------    ------    ------    ------    ------

Net income(loss) before income
  tax provision                      9,816     8,478    (1,207)   (3,187)    4,684
Provision for income taxes             --       (170)      --        --       (140)
                                    ------    ------    ------    ------    ------
Net income (loss) before
  extraordinary items              $ 9,816   $ 8,308  $ (1,207) $ (3,187) $  4,544
                                    ======    ======    ======    ======    ======




Net income (loss)
  before extraordinary
  items per share:
        Basic                       $ 1.88    $ 1.67    $(0.25)   $(0.68)   $ 0.98
        Diluted                     $ 1.79    $ 1.54    $(0.25)   $(0.68)   $ 0.91
                                    ======    ======    ======    ======    ======

Weighted average number of
  common shares outstanding:
       Basic                         5,220     4,979     4,761     4,711     4,615
       Diluted                       5,474     5,392     4,761     4,711     5,014
                                     =====     =====     =====     =====     =====

BALANCE SHEET DATA
  Cash and cash equivalents       $  3,258  $    301  $    980  $  1,195  $  1,623
  Total assets                      42,635    35,401    23,625    18,923    24,648
  Total debt                            --     1,080     2,250        --        --
  Stockholders' equity              35,832    24,606    15,796    16,735    19,960

____________________

   (a) During fiscal years ended March 31, 2002, 2001 and 2000, the Company recognized non-cash charges of approximately $3,953,000, $1,171,000 and $739,000, respectively, due to a writedown of the carrying value of its oil and gas properties. This charge is a result of the adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis in contrast to the Company's prior policy of evaluating the undiscounted future net revenues of its oil and gas properties in total. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Critical Accounting Policies

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

   The following table sets forth certain information relating to the Company's contract drilling operations for the periods indicated:

                                              Year Ended March 31,
                                            -------------------------
                                            2002       2001      2000
                                            ----       ----      ----
                                            (In thousands, except %s)

     Contract drilling revenues           $46,712    $36,023    $15,394
     Contract drilling expenses            26,761     22,767     12,486

     Contract drilling expenses as
       a percent of drilling revenues        57.3%      63.2%      81.1%

     Rig utilization                         66.8%      68.2%      35.0%


   Oil and Gas Operations

   The Company's oil and gas producing activities are accounted for using the successful efforts method of accounting. Accordingly, the Company capitalizes all costs incurred to acquire oil and gas properties (proved and unproved), all development costs, and the costs of successful exploratory wells. The costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling for oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs is capitalized as stated above, net of its working-interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $1,967,000 and $845,000 as of March 31, 2002, and March 31, 2001, respectively.

   For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs was calculated for fiscal 2002, 2001 and 2000 by applying the units-of-production method to the estimated amount of such reserves.

   In fiscal 2002, 2001 and 2000, the Company recognized non-cash charges of approximately $4.0 million, $1.2 million and $.7 million, respectively, due to writedowns of the carrying value of its oil and gas properties. The writedowns are the result of the adoption in 1996 of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted future cash flows, then it is to be recognized to the extent that net capitalized costs exceed discounted future cash flows. Many assumptions are required for the

Company's impairment assessment when impairment indicators are present, including future prices and expenses, production volumes and drilling results. Changes in these assumptions could have a significant impact on whether specific oil and gas properties fail the impairment test. Prices used for the impairment analysis at March 31, 2002 were $23.36 per Bbl and $3.318 per Mcf. Future impairment expense may be required on current properties if the Company changes its pricing or cost assumptions in the future or if estimated future recoverable reserves decline.

   The following table sets forth certain information relating to the Company's oil and gas operations for the periods indicated:

                                            Year Ended March 31,
                                         --------------------------
                                         2002       2001       2000
                                         ----       ----       ----
                                               (In thousands)

     Oil and gas revenues               $5,508     $5,454     $3,169
     Production expenses                 1,721      1,363        926
     Dry holes and abandonments          1,657        811        490
     Exploration expenses                   60        174         19
     Depreciation, depletion and
       amortization                      2,430      1,739      1,552
     Writedown of properties             3,953      1,171        739


   The Company has not entered into hedging arrangements and does not have any delivery commitments. While hedging arrangements reduce exposure to losses of resulting from unfavorable price changes, they also limit the ability to benefit from favorable market price changes.

RESULTS OF OPERATIONS

Comparison of Year Ended March 31, 2002 to Year Ended March 31, 2001

   Contract drilling revenues for fiscal 2002 increased by 30% from fiscal 2001. Rig utilization rates in fiscal 2002 and 2001 were 67% and 68%, respectively. The increase in contract drilling revenues was due to an increase in the average prices received for contract drilling services. Rig utilization in the Company's operating market is difficult to project because of wide fluctuations in drilling activity. In addition, the number of rigs industry wide that are actually available for work cannot be accurately determined.

   Contract drilling expenses were 57% and 63% of contract drilling revenues in fiscal 2002 and 2001, respectively. The increase in contract drilling expenses was primarily due to higher labor and trucking costs. However, costs did not increase at the same rate as average rig rates.

   Oil and gas revenues remained relatively flat when comparing fiscal 2002 and 2001. Although quantities produced of oil and gas (on an equivalent barrel of oil basis) increased by approximately 36%, oil and gas revenues for fiscal 2002 were negatively affected by a decrease in prices received for crude oil and natural gas. The following table sets forth certain information relating to oil and gas revenues:

                                       Fiscal year ended
                                          March 31,
                                       -----------------
                                       2002         2001
                                       ----         ----
         Quantities
         ----------
         Oil (bbls)                  127,353      108,886
         Gas (mcf)                   707,923      428,355

         Average Price
         -------------
         Oil (bbls)                  $ 23.19      $ 31.14
         Gas (mcf)                   $  3.61      $  4.82


   Oil and gas production expenses increased by 26% and is a result of start up expenses for new wells coming on line coupled with an increase in the number of producing properties. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses.

   The Company participated as a working-interest owner in the drilling of 13 wells during fiscal 2002, of which three were dry holes. In fiscal 2001, the Company participated as a working-interest owner in the drilling of 21 wells, of which nine were dry holes.

   Depreciation, depletion and amortization expense increased 31% due to several factors. The Company has been purchasing drill pipe and drill collars and has updated and refurbished drilling rigs and engines. The depreciable base of the Company's assets increased by approximately $19.0 million in fiscal 2002 and by approximately $12.3 million in fiscal 2001. Depreciation, depletion and amortization expense on oil and gas properties increased as a result of the increase in quantities of oil and gas produced as oil and gas properties are depleted using the units-of-production method. Also, depreciation, depletion and amortization expense on oil and gas properties increased as a result of the number of oil and gas producing properties in which the Company has an ownership interest (a total of 127 wells in fiscal 2002 versus 111 wells in 2001).

   General and administrative expenses increased approximately 56%. This increase is primarily due to an increase in payroll and insurance expenses.

   The Company recognized a non-cash charge of $4.0 million in fiscal 2002 and $1.2 million in fiscal 2001 related to the writedown of the carrying value of its oil and gas properties.

   Net working capital was $9.1 million at March 31, 2002, compared to $5.4 million at March 31, 2001. The increase in working capital is attributable to an increase in cash and a decrease in trade payables and other current liabilities.

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

Income Taxes

   At March 31, 2002, the Company had approximately $47.2 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000 and approximately $5.7 million will expire in 2002. The Company's ability to utilize its NOL carryforwards may be substantially limited in the future under the Internal Revenue Code of 1986, as amended (the "Code"). If the Company experiences an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. The Company does not believe an ownership change has occurred to date.

   The effective tax rates for fiscal 2002 and 2001 differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

   The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to its NOL carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

   In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at June 7, 2002. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.75% at June 7, 2002. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2003, at which time all outstanding principal and accrued and unpaid interest will be due and payable in full. At March 31, 2002, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At March 31, 2002, the borrowing base amount was $39,565,779.

   In addition to certain customary affirmative covenants, the loan agreement contains restrictions with respect to (i) incurring additional debt, incurring or permitting liens to exist on any of the Company's property, assets or revenues, (ii) declaring or paying dividends or other distributions on its capital stock (or acquiring any of its capital stock), (iii) issuing capital stock, (iv) entering into transactions with affiliates, (v) disposing of assets, and (vi) certain other matters. The loan agreement also contains financial covenants with respect to minimum tangible net worth, the current ratio and the ratio of total liabilities to net worth.

   The Company anticipates that funds for its capital expenditures in fiscal 2003 will be available from a combination of sources, including (i) borrowings under the line of credit , (ii) funds raised through issuances of equity or debt securities in public or private transactions, and (iii) internally generated funds.

   The following table sets forth information regarding the capital expenditures made by the Company during the last three fiscal years.


                                                   Year Ended March 31,
                                                 --------------------------
                                                 2002        2001      2000
                                                 ----        ----      ----
                                                        (In thousands)
Oil and gas exploration and development.....    $12,183     $ 7,596   $ 2,904
Drilling rigs, drill pipe and
  related equipment.........................      6,201       4,139     3,149
Other.......................................        703         586       199
                                                 ------      ------    ------
     Total..................................    $19,087    $ 12,321   $ 6,252
                                                 ======      ======    ======

   The Company presently anticipates making capital expenditures of approximately $11.5 million in its 2003 fiscal year. Of this amount, the Company expects that approximately $4.0 million will be spent for the acquisition of drill pipe, drill collars and related equipment, and approximately $7.0 million for oil and gas exploration and development activities. It is the Company's policy, however, to make capital expenditures based on prevailing economic conditions, the results of its drilling activities, and other factors affecting its business. Accordingly, the amounts actually spent in fiscal 2003 could differ substantially from the amounts estimated.

Trends and Prices

   The contract drilling industry is currently experiencing decreased demand and decreasing prices for contract drilling services due to the instability of oil and gas prices. The Company will be affected by price fluctuations in the industry, but cannot predict either the future level of demand for its contract drilling services or future conditions in the contract drilling industry.

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At March 31, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

   Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results are significantly affected by fluctuations in commodity prices caused by changing market forces.

   Historically, the Company has not entered into hedging arrangements for its oil and gas production and it does not have any delivery commitments.
The Company may, in the future, attempt to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company would have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the
quantity hedge.   If the floating price exceeds the fixed price, the Company would be required to pay the counterparty this difference multiplied by the quantity hedged. In the case, the Company would be required to pay the difference regardless of whether it had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging could also prevent the hedging party from receiving the full advantage of increases in oil and gas prices above the fixed amount specified in the hedge.

   Interest Rate Risk - At March 31, 2002 the Company had no borrowings outstanding under its loan agreement. However, when it does have outstanding borrowings, the Company's exposure to changes in interest rates primarily results from short term changes in its bank's prime rate.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  Page
                                                                  ----
     Reports of Independent Public Accountants                     39

     Balance Sheets, March 31, 2002 and 2001                       41

     Statements of Operations, Years ended
       March 31, 2002, 2001 and 2000                               43

     Statements of Stockholders' Equity,
       Years ended March 31, 2002, 2001 and 2000                   44

     Statements of Cash Flows,
       Years ended March 31, 2002, 2001 and 2000                   45

     Notes to Financial Statements                                 46

                       Independent Auditors' Report


The Board of Directors
TMBR/Sharp Drilling, Inc.:

     We have audited the accompanying balance sheet of TMBR/Sharp Drilling, Inc. as of March 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMBR/Sharp Drilling, Inc. as of March 31, 2002, and the results of its operations and its cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements take as a whole. The supplementary information included in Schedule II required by the Securities and Exchange Commission is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                             KPMG LLP

June 24, 2002
Midland, Texas

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     This report was issued by Arthur Andersen LLP in connection with the Company's 2001 Form 10-K and has not been reissued by Arthur Andersen LLP.

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






                                          ARTHUR ANDERSEN LLP

Dallas, Texas,
 May 18, 2001

                           TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2002 and 2001

                      (In thousands, except share data)




  ASSETS                                        2002            2001
  ------                                        ----            ----

Current assets:
  Cash and cash equivalents               $     3,258       $     301
  Marketable securities                            97              91
  Trade receivables,
    net of allowance for doubtful
      accounts of $1,401 in 2002
      and $1,227 in 2001.                      11,011          13,625
  Inventories                                     162             148
  Deposits                                        346              73
  Other                                         1,018             871
                                               ------          ------
     Total current assets                      15,892          15,109
                                               ------          ------


Property and equipment, at cost:
  Drilling equipment                           61,370          55,599
  Oil and gas properties, based on
    successful efforts accounting              34,616          26,372
  Other property and equipment                  3,531           2,844
                                               ------          ------
                                               99,517          84,815
  Less accumulated depreciation,
    depletion and amortization                (72,947)        (64,696)
                                               ------          ------
     Net property and equipment                26,570          20,119
                                               ------          ------

Other assets                                      173             173
                                               ------          ------

          Total assets                       $ 42,635        $ 35,401
                                               ======          ======


See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING, INC.

                                Balance Sheets

                           March 31, 2002 and 2001

                      (In thousands, except share data)



  LIABILITIES AND STOCKHOLDERS' EQUITY                     2002          2001
  ------------------------------------                     ----          ----

Current liabilities:
  Trade payables                                         $ 5,193      $  7,414
  Other                                                    1,610         2,301
                                                          ------        ------
     Total current liabilities                             6,803         9,715

Long Term liabilities:
  Borrowings from bank                                        --         1,080
                                                          ------        ------
     Total liabilities                                     6,803        10,795
                                                          ------        ------
Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued, 6,667,725 and 6,332,225
    shares at March 31, 2002 and
    2001, respectively                                       667           633
  Additional paid-in capital                              71,492        70,122
  Accumulated deficit                                    (36,187)      (46,003)

  Accumulated other comprehensive
    income (loss)                                             10             4
  Treasury stock-common, 1,268,739 shares
    at March 31, 2002, and 2001, at cost                    (150)         (150)
                                                          ------        ------
     Total stockholders' equity                           35,832        24,606
                                                          ------        ------

       Total liabilities and
         stockholders' equity                           $ 42,635      $ 35,401
                                                          ======        ======

See accompanying notes to financial statements.

                          TMBR/SHARP DRILLING,, INC.

                           Statements of Operations

                  Years Ended March 31, 2002, 2001 and 2000

                      (In thousands, except share data)

                                            2002         2001        2000
                                            ----         ----        ----
Revenues:
  Contract drilling                      $ 46,712     $ 36,023    $ 15,394
  Oil and gas                               5,508        5,454       3,169
                                           ------       ------      ------
          Total revenues                   52,220       41,477      18,563
                                           ------       ------      ------
Operating costs and expenses:
  Contract drilling                        26,761       22,767      12,486
  Oil and gas production                    1,721        1,363         926
  Dry holes and abandonments                1,657          811         490
  Exploration                                  60          174          19
  Depreciation, depletion and
    amortization                            6,746        5,137       3,282
  Writedown of oil and gas
    properties                              3,953        1,171         739
  General and administrative                2,552        1,918       1,854
                                           ------       ------      ------
          Total operating costs
            and expenses                   43,450       33,341      19,796
                                           ------       ------      ------
          Operating income (loss)           8,770        8,136      (1,233)
                                           ------       ------      ------
Other income (expense):
  Interest                                     11         (216)         17
  Gain on sales of assets                     537          256         137
  Other, net                                  498          302        (128)
                                           ------       ------      ------
          Total other income
            (expense), net                  1,046          342          26
                                           ------       ------      ------
Net income (loss) before
  income tax provision                      9,816        8,478      (1,207)
Provision for income taxes                     --         (170)         --
                                           ------       ------      ------
Net income (loss)                         $ 9,816      $ 8,308    $ (1,207)
                                           ======       ======      ======
Net income (loss) per common share:
     Basic                              $    1.88     $   1.67   $   (0.25)
     Diluted                                 1.79         1.54       (0.25)
                                         =========    =========   =========
Weighted average number of
  common shares outstanding:
     Basic                               5,220,047    4,979,082   4,760,704
     Diluted                             5,473,994    5,391,934   4,760,704
                                         =========    =========   =========

See accompanying notes to financial statements.

                       TMBR/SHARP DRILLING, INC.

                  Statements of Stockholders' Equity

               Years Ended March 31, 2002, 2001 and 2000

                            (In thousands)

                                                                   Accumulated
                        Common Stock     Additional                   Other      Treasury Stock        Total
                        ------------      Paid-In     Accumulated Comprehensive  ---------------   Stockholders'
                       Shares   Amount    Capital       Deficit   (Loss) Income  Shares   Amount      Equity
                       ------   ------   ----------   ----------- -------------  ------   ------   -------------
Balance, March 31,
  1999                  5,980     598       69,429       (53,104)       (38)      1,270    (150)        16,735

Exercise of
  Stock Options           247      25          146            --         --          --      --            171

Grant of
  Stock Options            --      --           97            --         --          --      --             97

Net Loss                   --      --           --        (1,207)        --          --      --         (1,207)
                        -----    -----     --------      --------      -----      -----    -----       --------

Balance, March 31,
 2000                   6,227   $ 623     $ 69,672     $ (54,311)      $(38)      1,270   $(150)      $ 15,796

Exercise of
  Stock Options           105      10          450            --         --          --      --            460

Net Income                 --      --           --         8,308         --          --      --          8,308

Other comprehensive
 income, net of tax
 Unrealized gain on
 marketable equity
 securities                --      --           --            --         42          --      --             42
                                                                                                       --------
Comprehensive Income                                                                                     8,350
                        -----    -----     --------      --------      -----      -----    -----       --------
Balance, March 31,
 2001                   6,332   $ 633     $ 70,122     $ (46,003)     $   4       1,270   $(150)      $ 24,606
                        -----    -----     --------      --------      -----      -----    -----       --------

Exercise of
  Stock Options           329      33        1,295           --         --          --      --           1,328

Director Stock Award        7       1           75           --         --          --      --              76

Net Income                 --      --           --         9,816        --          --      --           9,816







Other comprehensive
 income, net of tax
 Unrealized gain on
 marketable equity
 securities                --      --           --            --          6         --      --               6
                                                                                                       --------
Comprehensive Income                                                                                     9,822
                        -----    -----     --------      --------      -----      -----    -----       --------
Balance, March 31,
 2002                   6,668   $ 667     $ 71,492     $ (36,187)     $   10      1,270   $(150)      $ 35,832
                        =====    =====     ========      ========      =====      =====    =====       ========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                           Statements of Cash Flows
                    Years Ended March 31, 2002, 2001 and 2000
                                  (In thousands)

                                                   2002       2001       2000
                                                   ----       ----       ----
Cash flows from operating activities:
  Net income (loss)                              $ 9,816    $ 8,308   $ (1,207)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities:
      Depreciation, depletion and amortization     6,746      5,137      3,282
      Dry holes and abandonments                   1,657        811        490
      Gain on sales of assets                       (537)      (256)      (137)
      Grant of stock options                          --         --         97
      Writedown of properties                      3,953      1,171        739
      Changes in assets and liabilities:
        Trade receivables                          2,615     (7,227)    (2,947)
        Inventories and other assets                (435)      (212)      (246)
        Trade payables                            (2,221)     3,174      2,816
        Accrued payables and other
          current liabilities                       (691)       962        575
                                                 --------   --------   --------
          Total adjustments                       11,087      3,560      4,669
                                                 --------   --------   --------
          Net cash provided
            by operating activities               20,903     11,868      3,462
                                                 --------   --------   --------
Cash flows from investing activities:
  Additions to property and equipment            (19,087)   (12,321)    (6,252)
  Proceeds from sales of property
    and equipment                                    817        484        154
                                                 --------   --------   --------
          Net cash required
            by investing activities              (18,270)   (11,837)    (6,098)
                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from exercise of stock options          1,328        460        171
  Proceed from issuance of common stock               76         --         --
  Proceeds (repayments) from bank loan, net       (1,080)    (1,170)     2,250
                                                 --------   --------   --------
          Net cash provided (required)
            by financing activities                  324       (710)     2,421
                                                 --------   --------   --------
          Net increase (decrease) in
            cash and cash equivalents              2,957       (679)      (215)

Cash and cash equivalents at beginning
  of year                                            301        980      1,195
                                                 --------   --------   --------
Cash and cash equivalents at end of year      $    3,258  $     301    $   980
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

Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers highly liquid debt instruments which have an original maturity of three months or less to be cash equivalents. Cash payments for interest expense were approximately $21,000 for 2002 and $270,000 for 2001 and $15,000 in 2000. Cash payments for taxes due totaled $160,000,$0, and $0, during 2002, 2001 and 2000, respectively.

Marketable Securities

       Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at March 31, 2002 was approximately $97,000. An unrealized gain of approximately $6,000 was added to stockholders equity and was included as a component of other comprehensive income.

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

     Oil and gas properties are accounted for using the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed. Geological and geophysical costs, including seismic costs, are charged to expense when incurred. In cases where the Company provides contract drilling services related to oil and gas properties in which it has an ownership interest, the Company's proportionate share of costs related to these properties is capitalized as stated above, net of the Company's working interest share of profits from the related drilling contracts. Capitalized costs of undeveloped properties, which are not depleted until proved reserves can be associated with the properties, are periodically reviewed for possible impairment. Such unevaluated costs totaled approximately $1,967,000 and $845,000 as of March 31, 2002 and 2001, respectively.

     Depletion, depreciation and amortization of capitalized oil and gas property costs is provided using the units-of-production method based on estimated proved or proved developed oil and gas reserves, as applicable, of the respective property units.

     Prior to 1996, the Company provided impairments for significant proved oil and gas properties to the extent that net capitalized costs exceeded aggregated undiscounted future net cash flows. During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"),

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. According to SFAS 121, if an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. Impairments of $3,953,000, $1,171,000 and $739,000 were recorded in 2002,
2001 and 2000, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

                                           For the Year Ended 2002
                                      ---------------------------------
                                                              Per Share
                                      Income        Shares     Amount
                                      ------        ------    ---------
Income before extraordinary
item and accounting change            $9,816

Basic EPS
Income available to common
stockholders                           9,816       5,220,047    $1.88
                                                                 ====
Effect of Dilutive Securities
Stock Options                                        253,947
                                       -----       ---------

Diluted EPS
Income available to common
stockholders + assumed
conversions                           $9,816       5,473,994    $1.79
                                       =====       =========     ====

     Common stock equivalents for 2000 and 2001 were anti-dilutive.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on April 1, 2001. There was no material impact to the financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of SFAS 141 and 142 did not have any impact on the Company.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements



     Also, the FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement for SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing the impact to its financial statements.

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

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second and restated agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N.A.) base rate (4.75% at March 31, 2002) and accrued interest is payable monthly. The loan facility originally matured on August 31, 2002. On February 12, 2002, the maturity date of the loan facility was extended to August 31, 2003, at which time all outstanding principal and interest will be due in full. At March 31, 2002, no amounts were outstanding under the loan facility.

(3)  Stockholders' Equity

     (a)  Common Stock

     On February 13, 1997, the Company closed a private placement of 725,000 shares of common stock at a price of $11.00 per share. The net proceeds from the placement were approximately $7.4 million.

     (b) Stock Option Plans

1984 Stock Option Plan

     In August, 1984, the Company adopted the 1984 Stock Option Plan (the "Plan") which initially authorized 375,000 shares of the Company's common stock to be issued as either incentive stock options or nonqualified stock options. This Plan was amended in August 1986 to increase the authorized shares to 475,000 shares of the Company's common stock. In January 1988, the Plan was amended to reduce the option price on certain options issued prior to March 31, 1986, to reflect the then current fair market value of the Company's common stock. The Plan provides that options may be granted to key employees or directors for various terms at a price not less than the fair market value of the shares on the date of the grant. Options to purchase 5,000 shares of common stock are currently exercisable and outstanding under the Plan. No additional shares are available for grant as the Plan expired by its own terms in August 1994. The options that were granted prior to the expiration of the Plan, and which are outstanding, remain subject to the terms of the Plan.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 1, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2002, all of the shares were earned and exercisable. The following sets forth certain information concerning these options.

                                     Number            Option Price
                                       of         -----------------------
                                     Shares       Per Share         Total
                                     ------       -----------------------

     Outstanding March 31, 2000     564,500    $4.125-4.5375   $ 2,387,963

     Exercised                      (80,100)    4.125-4.5375      (357,638)
                                    -------     ------------     ---------
     Outstanding March 31, 2001     484,400    $4.125-4.5375   $ 2,030,325

     Exercised                     (234,000)    4.125-4.5375      (994,950)
                                    -------     ------------     ---------
     Outstanding March 31, 2002     250,400    $4.125-4.5375   $ 1,035,375
                                    =======     ============    ==========

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


1998 Stock Option Plan

     In September 1998, the Company adopted, subject to shareholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors from various terms at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan, subject to shareholder approval. These nonqualified options were granted at $4.125 per share and became exercisable on August 31, 1999, the date on which the shareholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock to four directors under the 1998 Plan. The nonqualified options were granted at an exercise price of $17.18 per share which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercise price of $11.50 per share which represented the fair market value on the date of the grant. These options become exercisable over a two year period ending October 10, 2003. At March 31, 2002, options to purchase 332,000 shares were outstanding under the 1998 Plan.

Directors' Fee Stock Plan

     On June 13, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. During the year ended March 31, 2002, 6,500 shares have been issued under the Plan and the Company recognized approximately $95,000 as Directors' compensation expense.

     In connection with a private placement completed in February 1997, the Company issued and currently has outstanding a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998, and expired unexercised on February 17, 2002.

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     Pursuant to SFAS 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plans under Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly no compensation expense has been recognized for these stock option plans. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2000 and 1999, respectively: dividend yield of 0%, 0% and 0%, expected volatility of 64.7%, 62.53% and 54.68%, risk free interest rate of 4.81%, 6.09% and 4.99%, and an expected life of 5.0, 5.0 and
5.0 years.

        Year of     Option     Exercise     Expected     Fair
         Grant      Shares      Price         Life       Value
        -------     ------     --------     --------     -----
         1999        96,000     $4.125        5.0        $2.17
         1999       144,000     $4.5375       5.0        $2.07
         2000        50,000     $4.125        5.0        $2.15
         2002        40,000    $17.18         5.0       $10.09
         2002       292,000    $11.50         5.0        $6.63

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                          2002              2001              2000
                    ----------------   ---------------   ---------------
                       As       Pro       As      Pro       As      Pro
                    Reported   Forma   Reported  Forma   Reported  Forma
                    --------   -----   --------  -----   --------  -----
                                  (In thousands, except share amounts)

Net income (loss)
  from continuing
  operations        $ 9,816   $ 9,413  $ 8,308  $ 8,217   $(1,207) $(1,309)

Net income (loss)
  from continuing
  operations per
  share (basic)      $ 1.88    $ 1.80   $ 1.67   $ 1.65    $(0.25)  $(0.27)

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.


(4)  Income Taxes

     At March 31, 2002, the Company had approximately $47,209,767 of net operating loss carryforwards for tax purposes. Realization of the benefits of these carryforwards is dependent upon the Company's ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000 and approximately $5.7 million will expire in 2002. The Company's ability to utilize its net operating loss carryforwards may be substantially limited in the future under Section 382 of the Internal Revenue Code ("IRC"). If the Company encounters a change of control as defined in IRC Section 382, the carryforward would be limited to an annual amount calculated based on market value. The Company does not believe a change of control, as defined, has occurred to date.

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The major components of deferred tax assets and liabilities follows:

                                        March 31, 2002    March 31, 2001
                                        --------------    --------------
     Deferred Tax Assets (Liabilities)
       Federal NOL Carryforwards         $ 16,051,321      $ 24,839,381
       Allowance for Bad Debts                476,347           417,313
       Book over tax depreciation
         and amortization                   1,075,043           961,341
       Accrued Workers Compensation           255,547           320,782
       Other accrued expenses                   5,471             7,695
                                           ----------        ----------
         Total deferred tax assets         17,863,729        26,546,512
         Valuation allowance              (17,863,729)      (26,546,512)
                                           ----------        ----------
           Net deferred tax asset        $     --          $     --
                                           ==========        ==========

                         TMBR/SHARP DRILLING, INC.



                       Notes to Financial Statements



     The Company has provided a valuation allowance for the entire balance of deferred tax assets at March 31, 2002 and 2001, as it is more likely than not that the deferred tax asset will not be realized.

     The effective tax rates for the years ended March 31, 2002, 2001 and 2000 differ from the statutory tax rate of 34% primarily due to utilization of net operating loss carryforwards. Tax expense is generally limited to alternative minimum tax.

     The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations:

                                       2002       2001        2000
                                       ----       ----        ----

     Tax provision (benefit)
       utilizing statutory rates     $ 3,338    $ 2,882    $  (410)

     Utilization of NOL               (3,338)    (2,712)       410
                                       -----      -----       -----
     Tax provision                   $   --     $   170    $    --
                                       =====      =====       =====


(5)  Related Parties

     During 2002, 2001 and 2000, the Company sold $210,000, $701,000 and
$1,936,000 and purchased $726,000, $154,000 and $81,000, respectively, of goods and services from entities affiliated with individuals serving as officers and/or directors of the Company. These purchases and sales are transacted using market rates. These transactions are included in "contract drilling revenue" and "contract drilling expense" or "other income or expense" in the accompanying statements of operations.

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

     The accounting policies of the segments are the same as those described in Note (1) of Notes to Financial Statements. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, nonrecurring items and interest income and expense.

     The Company accounts for intersegment sales transfers as if the sales or transfers were to third parties, that is, at current prices.

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The following tables present information related to the Companies' reportable segments.

                                          Years Ended March 31,
                                ----------------------------------------
                                   2002           2001           2000
                                ----------     ----------     ----------
                                             (In thousands)
Revenues:
  Contract drilling              $ 46,712       $ 36,023       $ 15,394
  Oil and gas                       5,508          5,454          3,169
                                  --------       --------       --------
                                 $ 52,220       $ 41,477       $ 18,563
                                  ========       ========       ========
Net income (loss) (a):
  Contract drilling              $ 14,339       $  8,660       $   (333)
  Oil and gas                      (4,534)            34           (891)
                                  --------       --------       --------
                                    9,805          8,694         (1,224)
  Corporate income
    (expenses) (b)                     11           (216)            17
                                  --------       --------       --------
                                 $  9,816       $  8,478       $ (1,207)
                                  ========       ========       ========
Identifiable assets:
  Contract drilling              $ 23,824       $ 23,414       $ 16,350
  Oil and gas                      14,264         10,551          5,277
                                  --------       --------       --------
                                   38,088         33,965         21,627
  Corporate assets (c)              4,547          1,436          1,998
                                  --------       --------       --------
                                 $ 42,635       $ 35,401       $ 23,625
                                  ========       ========       ========
Depreciation, depletion and
 amortization:
  Contract drilling              $  4,316       $  3,398       $  1,730
  Oil and gas                       2,430          1,739          1,552
                                  --------       --------       --------
                                 $  6,746       $  5,137       $  3,282
                                  ========       ========       ========
Capital expenditures:
  Contract drilling              $  6,904       $  4,725       $  3,348
  Oil and gas                      12,183          7,596          2,904
                                  --------       --------       --------
                                 $ 19,087       $ 12,321       $  6,252
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

     For the years ended March 31, 2002, 2001 and 2000, contract drilling revenues earned from individual customers constituting 10% or more of total contract drilling revenues were:

     (a) one drilling customer in 2002 individually represented approximately 38% of total revenues,

     (b) two drilling customers in 2001 individually represented approximately 35%, and 13% of total revenues,

     (c) two drilling customers in 2000 individually represented approximately 17%, and 13% of total revenues.

     The loss of one or more of the above customers could have a material adverse effect on the Company, depending upon the demand for drilling rigs at the time of such loss and the Company's ability to find new customers.

(7)  Contingencies

     Currently the Company is covered under a three year retroactive plan and is providing for its workers compensation claims based upon the most recent information available from its insurance carrier concerning claims and estimated costs. In future years, the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of
operations.   No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated.

     From September 1997 to September 2000, the Company was covered by a fully insured workers' compensation policy.

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

(8)  Supplemental Information Related to Oil and Gas Activities

     The Company's capitalized cost of oil and gas properties is as follows:

                                                        March 31,
                                                        ---------
                                                     2002        2001
                                                     ----        ----
                                                      (In thousands)

          Oil and gas properties                   $34,616     $26,372

          Accumulated depreciation,
            depletion and amortization             (21,583)    (17,283)
                                                    -------     -------
                                                   $13,033     $ 9,089
                                                    =======     =======

     The Company's costs incurred related to oil and gas property acquisition, exploration and development activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2002        2001        2000
                                          ----        ----        ----
                                                 (In thousands)

          Property acquisition costs    $ 1,290     $   717     $   406

          Exploration costs               8,463       5,300       2,389

          Development costs               2,430       1,579         109
                                         -------     -------     -------
                                        $12,183     $ 7,596     $ 2,904
                                         =======     =======     =======

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     The Company's results of operations from oil and gas producing activities are as follows:

                                              Years Ended March 31,
                                              ---------------------
                                          2002        2001        2000
                                          ----        ----        ----
                                                 (In thousands)
     Revenues                           $ 5,508     $ 5,454     $ 3,169

     Production costs                     1,721       1,363         926

     Dry holes and abandonments           1,657         811         490

     Exploration costs                       60         174          19

     Depreciation, depletion and
       amortization                       2,430       1,739       1,552

     Writedown of oil and gas
       properties                         3,953       1,171         739

     Income tax provision                   --          --          --
                                         -------      -------    -------
     Results of operations from
       producing activities
       (excluding corporate
       overhead and interest costs)     $(4,313)     $  196    $   (557)
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

                         TMBR/SHARP DRILLING, INC.


                       Notes to Financial Statements


     In accordance with the Securities and Exchange Commission, the Company's estimates of future net cash flows from the Company's proved properties and the representative value thereof are made using oil and natural gas prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. The year end prices used in estimating the future net cash flows at March 31, 2002, 2001 and 2000 were as follows: $23.36, $28.16 and $27.08 per barrel of oil, respectively, and $3.318, $5.861 and $2.467 per Mcf for natural gas, respectively.

     The following sets forth proved oil and gas reserves at March 31, 2002, 2001 and 2000:

                                           2002                    2001                       2000
                                   ---------------------    ---------------------     ---------------------
                                     Oil         Gas          Oil         Gas           Oil         Gas
                                    MBbls        MMcf        MBbls        MMcf         MBbls        MMcf
                                   -------     ---------    -------     ---------     -------     ---------
                                                               (In thousands)
Proved Reserves:

  Beginning of Year                1,081.5     6,295.1       605.0       2,948.1       415.4       4,486.1

  Revisions of previous
    estimates                       (192.7)   (1,124.7)      372.2       1,472.4        93.6      (1,801.5)

  Improved recovery                   --          --          --            --           --           --

  Purchases of minerals in
    place and extensions             388.7     2,343.1       213.2       2,303.3       174.2         875.4

  Sales of minerals in place          --          --          --            --           --           --

  Production                        (127.4)     (707.9)     (108.9)       (428.7)      (78.2)       (611.9)
                                   -------     -------     -------       -------       -----       -------
  End of year                      1,150.1     6,805.6     1,081.5       6,295.1       605.0       2,948.1
                                   =======     =======     =======       =======       =====       =======

Proved Developed Reserves:

  Beginning of year                1,081.5     6,295.1       605.0       2,948.1       415.4       4,486.1
                                   -------     -------     -------       -------       -----       -------
  End of year                        994.7     6,013.9     1,081.5       6,295.1       605.0       2,948.1
                                   =======     =======     =======       =======       =====       =======

     The downward revisions of previous estimates for the year ended March 31, 2002 is primarily due to the decrease in crude oil and natural gas prices. The upward revisions for the year ended March 31, 2001, is primarily due to the increase in crude oil and natural gas prices.

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


                                                    March 31,
                                             -----------------------
                                               2002           2001
                                               ----           ----
                                                  (In thousands)

     Standardized Measure

       Future cash inflows                   $45,533        $61,866

       Future production and
         development costs                   (10,614)       (11,808)
                                              -------        -------
       Future net cash flows                  34,919         50,058

       10% discount factor                   (13,165)       (20,739)
                                              -------        -------
       Discounted future net cash flows       21,754         29,319

       Discounted income taxes                   --             --
                                              -------        -------
       Standardized Measure                  $21,754        $29,319
                                              =======        =======


                                     2002       2001          2000
                                     ----       ----          ----
                                            (In thousands)

     Standardized measure,
       beginning of year           $29,319     $10,486      $ 6,449

     Revisions
          Prices and costs         (13,707)     12,646        1,960
          Accretion of discount      2,932       1,049          645
                                    -------     -------     --------
     Net revisions                 (10,775)     13,695        2,605

     Discoveries and additions       6,997       9,229        3,676
     Production                     (3,787)     (4,091)      (2,244)
                                    -------     -------      -------
     Standardized measure,
       end of year                 $21,754     $29,319      $10,486
                                    =======     =======      =======

                         TMBR/SHARP DRILLING, INC.

                       Notes to Financial Statements


(10) Supplementary Quarterly Financial Data (Unaudited)


                                             First        Second         Third     Fourth     Total
                                           ---------     ---------     ---------  ---------  --------
                                                     (In thousands, except per share amounts)

2001
    Total Revenues . . . . . . . . . . .   $  8,262      $  9,509      $ 10,254   $ 13,452   $ 41,477
                                            ========      ========      ========   ========  =========
    Net income attributable
        to common stock  . . . . . . . .   $  1,072      $  1,640      $  2,078   $  3,518   $  8,308
                                            ========      ========      ========   ========   ========

    Net income per share:
        Basic  . . . . . . . . . . . . .   $   0.22      $   0.33      $   0.42   $   0.71   $   1.67
                                            ========      ========      ========   ========   ========
        Diluted  . . . . . . . . . . . .       0.20          0.30          0.38       0.65       1.54
                                            ========      ========      ========   ========   ========

2002
    Total Revenues . . . . . . . . . . .   $ 15,027      $ 15,559      $ 12,110   $  9,524   $ 52,220
                                            ========      ========      ========   ========   ========
    Net income (loss) attributable
        to common stock  . . . . . . . .   $  5,315      $  5,256      $  2,624   $ (3,379)  $  9,816
                                            ========      ========      ========   ========   ========

    Net income (loss) per share:
        Basic  . . . . . . . . . . . . .   $   1.04      $   1.03      $   0.50   $  (0.63)  $   1.88
                                            ========      ========      ========   ========   ========
        Diluted  . . . . . . . . . . . .   $   0.97      $   0.96      $   0.48   $  (0.60)  $   1.79
                                            ========      ========      ========   ========   ========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported in our Form 8-K Report dated May 22, 2002, we dismissed Arthur Andersen, LLP as our independent accountant, effective May 22, 2002. The decision to dismiss Andersen was recommended by the Audit Committee and by the Board of Directors on May 21, 2002. Andersen's reports on our financial statements for the two fiscal years ended March 31, 2000 and March 31, 2001 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended March 31, 2000 and March 31, 2001 and the period from April 1, 2001 through May 22, 2002, there were no disagreements between TMBR/Sharp and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Andersen furnished to TMBR/Sharp a letter addressed to the SEC stating that it agreed with the statements made in our Form 8-K Report.

     As further reported in our Form 8-K Report dated June 3, 2002, KPMG LLP was engaged as our new independent accountant, effective June 3, 2002. The decision to engage KMPG was recommended and approved by our Audit Committee and the Board of Directors on June 3, 2002. During the two fiscal years ending March 31, 2000 and March 31, 2001 and the period from April 1, 2001 to June 3, 2002, we did not consult KPMG regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement or a reportable event.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and officers of the Company at June 7, 2002 were as follows:

                                                                   Director
                                                                 or Officer
     Name                 Age        Position with Company          Since
     ----                 ---        ---------------------       ----------
Thomas C. Brown            75   Chairman of the Board of Directors
                                  and Chief Executive Officer        1982

David N. Fitzgerald (1)(2) 79   Director                             1984

Michael M. Cone (2)        64   Director                             2001

Raymond E. Batchelor (1)   68   Director                             2001

James B. Taylor (2)        64   Director                             2001

Jeffrey D. Phillips        41   President                            1997

Don H. Lawson              63   Vice President - Operations          1992

Patricia R. Elledge        44   Controller/Treasurer                 1994

James M. Alsup             65   Secretary                            1982

--------------------------
(1)  Member of Compensation Committee

(2)  Member of Audit Committee

     Directors of the Company serve until the annual meeting of stockholders to be held in August, 2002, and until their successors in office are elected and qualified. Each officer is appointed annually by the Company's Board of Directors to serve at the Board's discretion and until his successor in office is elected and qualified.

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

Item 11.  EXECUTIVE COMPENSATION

     The discussion under "Executive Compensation" in the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The discussion under "Principal Shareholders" and the information appearing under "Election of Directors" in the Company's definitive proxy statement for the 2002 annual meeting of shareholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under "Executive Compensation - Certain Transactions" in the Company's definitive proxy statement for the 2002 annual meeting of stockholders is incorporated herein by reference.




                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
  (a)1.   See Index to Financial Statements at Item 8                    38

  (a)2.   Financial Statement Schedules
            Years ended March 31, 2002, 2001 and 2000

          Schedule II - Valuation and Qualifying Accounts . . . .        73

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

      Exhibit 10.14 - Incentive Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.15 - Incentive Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.22 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.16 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.23 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.17 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.24 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.18 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Joe G. Roper and the Registrant. (Incorporated by reference to Exhibit 10.25 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.19 - First Amended and Restated Nonstatutory Stock Option Agreement dated September 1, 1998, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.26 in Registrant's Annual Report on Form 10-K dated June 29, 1999)

      Exhibit 10.20 - Directors' Fee Stock Plan (Incorporated by reference to
          Exhibit 10.20 of Registrant's Annual Report on Form 10-K dated June 15, 2001)

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

     *Exhibit 23.2 - Consent of KPMG LLP

     *Exhibit 23.3 - Consent of Joe C. Neal & Associates

----------------------------------
*Filed herewith

(b)  No reports on Form 8-K were filed during the last quarter of fiscal
2002.

                                                                Schedule II
                                                                -----------



                         TMBR/SHARP DRILLING, INC.

                     Valuation and Qualifying Accounts

                 Years ended March 31, 2002, 2001 and 2000

                              (In thousands)



                                                   Recoveries
                         Balance at   Additions    or other     Balance
                         beginning    charged to   reserve      at end
    Description          of year      operations   reductions   of year
---------------------    ----------   ----------   ----------   -------

Allowance for
  doubtful accounts:

          2002            $ 1,227      $  174        $    --    $ 1,401

          2001            $ 1,486      $  125        $   384    $ 1,227

          2000            $ 1,349      $  137        $    --    $ 1,486

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TMBR/SHARP DRILLING, INC.



June 25, 2002                           By /s/ Thomas C. Brown
                                           --------------------------------
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


June 25, 2002                               /s/ Thomas C. Brown
                                           --------------------------------
                                           Thomas C. Brown, Chairman
                                           of the Board of Directors
                                           (Principal Executive Officer)


June 25, 2002                               /s/ Jeffrey D. Phillips
                                           --------------------------------
                                           Jeffrey D. Phillips, President


June 25, 2002                               /s/ Patricia R. Elledge
                                           --------------------------------
                                           Patricia R. Elledge, Controller/
                                           Treasurer (Principal Financial
                                           Officer)


June 25, 2002                               /s/ David N. Fitzgerald
                                           --------------------------------
                                           David N. Fitzgerald, Director


June 25, 2002                               /s/ Michael M. Cone
                                           --------------------------------
                                           Michael M. Cone, Director


June 25, 2002                               /s/ Raymond E. Batchelor
                                           -------------------------------
                                           Raymond E. Batchelor, Director


June 25, 2002                               /s/ James B. Taylor
                                           -------------------------------
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

Exhibit 10.20 Directors' Fee Stock Plan (Incorporated by reference to Exhibit 10.20 in Registrant's
               Annual Report on Form 10-K dated June 15, 2001)

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

*Exhibit 23.1  Consent of Arthur Andersen LLP                      79

*Exhibit 23.2  Consent of KPMG LLP                                 80

*Exhibit 23.3  Consent of Joe C. Neal & Associates                 81

--------------------
     *Filed herewith

                                                                  Exhibit 23.1


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation by reference of our report dated May 18, 2001 into the Company's previously filed Registration Statements on Form S-8 (registration No. 33-46699, No. 33-89878 and No. 333-32028) and the Company's previously filed registration statement on Form S-3, No. 333-23391.





                                        /s/   ARTHUR ANDERSEN LLP


Dallas, Texas,
  June 15, 2001




This consent was furnished by Arthur Andersen LLP in connection with our 2001 Form 10-K. We were unable to obtain a currently dated consent from Arthur Andersen LLP.

                                                               Exhibit 23.2


                      CONSENT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
TMBR/Sharp Drilling, Inc.

     We consent to the incorporation by reference in the registration statements (No.33-46699, No. 33-89878 and No.333-32028) on Form S-8 and the
registration statement (No. 333-23391) on Form S-3, of TMBR/Sharp Drilling, Inc. of our report dated June 24, 2002 with respect to the balance sheet of TMBR/Sharp Drilling, Inc. as of March 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, which appears in the March 31, 2002 annual report on Form 10-K of TMBR/Sharp Drilling, Inc.





                                             /s/   KPMG LLP

Midland, Texas
June 24, 2002

                                                               Exhibit 23.3


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


Midland, Texas
  June 25, 2002