Form 10-Q
period 2002-06-30
TMBR SHARP DRILLING INC
filed 2002-08-12
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

                         Yes   X    No

     At August 1, 2002, 5,419,486 shares of the issuer's common stock, $.10 par value, were outstanding.

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, June 30, 2002 and
             March 31, 2002 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended June 30, 2002 and 2001 . . . . . . . . . . . . .   5

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   7

           Statements of Cash Flows, Three Months
             Ended June 30, 2002 and 2001  .. . . . . . . . . . . .   8

           Notes to Financial Statements. . . . . . . . . . . . . .   9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  15

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  20


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  21

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  21

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)



                                               June 30,
                                                2002            March 31,
  ASSETS                                     (Unaudited)          2002
  ------                                    -------------      -----------

Current assets:
  Cash and cash equivalents                   $   3,455       $     3,258
  Marketable securities                              90                97
  Trade receivables,
    net of allowance for doubtful
    accounts of $1,401 on both
    June 30 and March 31, 2002                   11,579            11,011
  Inventories                                       155               162
  Deposits                                          346               346
  Other                                           1,017             1,018
                                                --------          --------
    Total current assets                         16,642            15,892
                                                --------          --------

Property and equipment, at cost:
  Drilling equipment                             63,021            61,370
  Oil and gas properties, based on
    successful efforts accounting                36,454            34,616
  Other property and equipment                    3,757             3,531
                                                --------          --------
                                                103,232            99,517

Less accumulated depreciation,
  depletion and amortization                    (74,430)          (72,947)
                                                --------          --------

    Net property and equipment                   28,802            26,570
                                                --------          --------

Other assets                                        173               173
                                                --------          --------
    Total assets                               $ 45,617           $ 42,635
                                                ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)


                                                  June 30,
                                                    2002            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2002
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   6,257           $ 5,193
  Other                                               2,294             1,610
                                                    --------          --------
     Total current liabilities                        8,551             6,803
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,687,825 and 6,667,725
    shares at June 30, and
    March 31, 2002, respectively                        669               667
  Additional paid-in capital                         71,660            71,492
  Accumulated deficit                               (35,116)          (36,187)
  Accumulated other comprehensive
    income                                                3                10
  Treasury stock-common, 1,268,739
    shares at June 30, and
    March 31, 2002, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      37,066            35,832
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 45,617          $ 42,635
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                          June 30,
                                                 -----------------------------
                                                      2002              2001
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     7,743      $     13,447
     Oil and gas                                      1,685             1,580
                                                 -----------       -----------
         Total revenues                               9,428            15,027
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                5,265             6,660
     Oil and gas production                             474               409
     Dry holes and abandonments                          28               526
     Exploration                                         --                 3
     Depreciation, depletion and
       amortization                                   1,721             1,609
     General and administrative                         930               577
                                                 -----------       -----------
         Total operating costs
           and expenses                               8,418             9,784
                                                 -----------       -----------
         Operating income                             1,010             5,243
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       11               (21)
     Gain on sales of assets                             46               198
     Other, net                                           4                 3
                                                 -----------       -----------
     Total other income (expense)                        61               180
                                                 -----------       -----------
  Net income before income
     tax provision                                    1,071             5,423
  Provision for income taxes                             --              (108)
                                                 -----------       -----------

  Net income                                     $    1,071     $       5,315
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                          June 30,
                                                 -----------------------------
                                                    2002              2001
                                                 -----------       -----------

Net income per common share:

  Basic                                       $        .20       $       1.04
  Diluted                                              .19                .97
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,402,873         5,089,168
  Diluted                                         5,643,875         5,493,000
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

             Three Months Ended June 30, 2002 (Unaudited) and

                    Year Ended March 31, 2002 (Audited)

                              (In thousands)



                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2002     6,668   $  667     $ 71,492      $(36,187)        $ 10         1,270  $(150)      $ 35,832

Exercise of
  Stock Options         15        2           92            --           --            --     --             94

Issuance of Stock        5       --           76            --           --            --     --             76

Net Income              --       --           --         1,071           --            --     --          1,071

Other comprehensive
 loss, net of tax
   Unrealized loss
  on marketable
  equity securities     --       --           --            --           (7)           --     --             (7)
                                                                                                      ---------
Comprehensive
 Income                 --       --           --            --           --            --     --          1,064
                                                                                                      ---------
Balance,
  June 30,
    2002             6,688   $  669     $ 71,660      $(35,116)        $  3         1,270  $(150)      $ 37,066
                     =====   ======     ========      =========        ====        ======  ======      ========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 2002 and 2001 (Unaudited)
                                 (In thousands)


                                                   Three months ended June 30,
                                                   --------------------------
                                                     2002             2001
                                                   ---------        ---------
Cash flows from operating activities:
  Net income                                       $ 1,071        $   5,315
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                 1,721            1,609
       Dry holes and abandonments                       28              526
       Gain on sales of assets                         (46)            (198)
       Changes in assets and liabilities:
        Trade receivables                             (569)            (409)
        Inventories and other assets                     9              (28)
        Trade payables                               1,064           (1,321)
        Accrued interest and other liabilities         684              367
                                                   --------         --------
         Total adjustments                           2,891              546
                                                   --------         --------
         Net cash provided by
          operating activities                       3,962             5,861

Cash flows from investing activities:
  Additions to property and equipment               (3,978)           (5,550)
  Proceeds from sales of property and
    equipment                                           43               235
                                                   --------          --------
         Net cash required by
          investing activities                      (3,935)           (5,315)

Cash flows from financing activities:
  Repayments of Bank Borrowings                         --              (702)
  Proceeds from exercise of stock options               94               155
  Issuance of common stock                              76                29
                                                   --------          --------
         Net cash (required) provided
          by financing activities                      170              (518)
                                                   --------          --------
         Net increase in cash
          and cash equivalents                         197                28

Cash and cash equivalents at beginning
  of period                                          3,258               301
                                                   --------          --------
Cash and cash equivalents at end of
  period                                           $ 3,455           $   329
                                                   ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                       NOTES TO FINANCIAL STATEMENTS



     The amounts presented in the balance sheet as of March 31, 2002 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 2002 and March 31, 2002, the results of operations for the three months ended June 30, 2002 and 2001, and the cash flows for the three month periods ended June 30, 2002 and 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. The market value of these securities at June 30, 2002 was approximately $90,000. An unrealized loss of approximately $7,000 was deducted from stockholders equity and was included as a component of other comprehensive loss.

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

                                               For the Quarter Ended June 30,
                                            2002                            2001
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                                       Share                           Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
Income before extraordinary
item and accounting change       $1,071                           $5,315

Basic EPS
Income available to common
stockholders                      1,071   5,402,873   $ .20        5,315   5,089,168   $1.04

Effect of Dilutive Securities
Stock Options                               241,002                          403,832
                                  -----   ---------    ----        -----   ---------    ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                      $1,071   5,643,875   $ .19       $5,315   5,493,000   $ .97
                                  =====   =========    ====        =====   =========    ====

Reclassifications

     Certain reclassifications have been made to the June 30, 2001 financial statements to conform to the June 30, 2002 presentation.


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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (4.75% at June 30, 2002) and accrued interest is payable monthly. The loan facility originally matured on August 31, 2002. On February 12, 2002, the maturity date of the loan facility was extended to August 31, 2003, at which time all outstanding principal and interest will be due in full. At March 31, 2002 and June 30, 2002, respectively, no amounts were outstanding under the loan facility.

                                      -11

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

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2002        250,400     $4.125-4.5375   $ 1,035,375

Exercised                          (5,000)         4.125          (20,625)
                                  -------      ------------     ---------

Outstanding June 30, 2002         245,400     $4.125-4.5375   $ 1,014,750
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock of four directors under the 1998 Plan. The nonqualified options were granted at an exercise price of $17.18 per share which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercise price of $11.50 per share which represented the fair market value on the date of the grant. These options become exercisable over a two year period ending October 10, 2003. At June 30, 2002, options to purchase 327,000 shares were outstanding under the 1998 Plan.

     Directors' Fee Stock Plan

     On June 14, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. During the quarter ended June 30, 2002, 5,100 shares were issued under the Plan and the Company recognized approximately $78,000 as Directors' compensation expense.

     In connection with a private placement completed in February 1997, the Company issued a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expired unexercised on February 17, 2002.


(5)  Contingencies

          The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee have recently been allowed to intervene in the litigation on an individual basis. It is expected that these employees will file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC is seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors are seeking unspecified damages. The Company disputes the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intends to defend the lawsuits vigorously. The Company does not believe that the ultimate resolution of such litigation, including the lawsuits brought by the EEOC and the five intervenors, will have a significant effect on the Company's financial position or results of operations.

     On May 8, 2002, the Company experienced an uncontrolled flow ("flow") on the Leiman #1 well in Loving County, Texas. The Company has a 25% working interest in this well. The uncontrolled flow was encountered while running a 7 liner in the well bore. The flow was ultimately controlled with no injury to personnel or damage to the Company's rig or related equipment. The planned total depth of the well was approximately 22,000 feet but the uncontrolled flow was experienced at a depth of 19,115 feet. The well was not salvageable and has been plugged and abandoned. Costs associated with re-gaining control of the well and plugging and abandonment were approximately $1.5 million. The cost to re-drill the well to a depth of 19,115 feet is estimated to be $5.6 million. The Leiman #1R well was spudded on July 8, 2002 and is at depth of 8,787 on August 8, 2002. The Company has submitted claims for reimbursement from its insurance carrier, St. Paul's Surplus Lines, who has acknowledged coverage under both the control of well and re-drill/replacement well provisions under the Company's Operators Extra Expense insurance. The Company's working interest portion of the costs associated with re-gaining control, plugging and abandonment and re-drilling this well have been capitalized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Some statements contained in this Form 10-Q report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology like "may," "will," "expect," "intend,""anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations of comparable terminology. The Company believes the assumptions and expectations reflected in these forward-looking statements are reasonable. However, no assurance can be given that the Company's expectations will prove to be correct or that it will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

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

     Before investing in the Company's common stock, one should be aware that there are various risks associated with an investment. Some of these risk factors are described on page 18 in the Company's Form 10-K dated March 31, 2002.

Critical Accounting Policies

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

     For properties with proved or proved developed oil and gas reserves, depletion, depreciation and amortization of capitalized costs is calculated by applying the units-of-production method to the estimated amount of such reserves.

Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement for SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted this statement on April 1, 2002. The adoption of this statement had no immediate impact on the Company but will change how the Company assesses impairment of long-lived assets and may result in discontinued operations presentation for future sales of certain assets.

Results of Operations

     Total revenues were $9,428,000 for the three months ended June 30, 2002 which represents a 37% decrease from the same period in 2001. Operating expenses as a percent of revenues were 89% for the three months ended June 30, 2002 versus 65% for the same period of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 51% for the three months ended June 30, 2002 compared to 76% in the same period in 2001.

     Oil and gas revenues increased by approximately 7% for the three months ended June 30, 2002. The following table sets forth certain information relating to crude oil and natural gas produced:

                                          Three months ended
                                               June 30,
                                        ----------------------
                                          2002           2001
                                        -------        -------
     Quantities Produced
     -------------------
     Oil (bbls)                          46,388         27,583
     Gas (mcf)                          261,572        154,698

     Average Price
     -------------
     Oil (bbls)                         $ 22.82        $ 26.27
     Gas (mcf)                          $  2.40        $  5.53

     Average Daily Production
     ------------------------
     Oil (bbls)                             510            303
     Gas (mcf)                            2,874          1,700

     Oil and gas production expenses increased approximately 16% for the three months ended June 30, 2002. The increase in production expenses for the three months ended June 30, 2002 can be attributed to the increase in quantities of crude oil and natural gas produced. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses.

     Depreciation, depletion and amortization expense increased by approximately 7% compared to the three months ended June 30, 2001. The company has been purchasing drill pipe and has updated and refurbished drilling rigs and ancillary equipment. In addition, depletion expense increased as a result of an increase in the number of oil and gas producing properties in which the Company has an ownership interest coupled with an increase in the quantities of crude oil and natural gas produced as oil and gas properties are depleted using the units-of-production method. The depreciable base of the Company's assets increased by approximately $4.0 million during the quarter ended June 30, 2002 compared to $ 5.6 million during the same quarter in the prior year.

     General and administrative expenses increased primarily as a result of an increase in insurance expenses and directors' fees.

     Net working capital was $8.1 million at June 30, 2002 compared to $9.1 million at March 31, 2002.

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

     The effective tax rates differ from the statutory tax rate of 34% primarily due to the utilization of NOLs. Tax expense is generally limited to alternative minimum tax.

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The Company has a deferred tax asset primarily due to its NOL carryforwards. The Company has provided a valuation allowance for the entire balance of deferred tax assets as it is more likely than not that the deferred tax asset will not be realized.

Liquidity and Capital Resources

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at June 30, 2002. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at annual rate equal to the bank's base rate, or 4.75% at June 30, 2002. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2003, at which time all outstanding principal and accrued and unpaid interest will be due in full. At June 30, 2002, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At June 30, 2002, the borrowing base amount was $38,328,742.

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

     Interest Rate Risk - At June 30, 2002 the Company had no borrowings outstanding under its loan agreement. However, when it does have outstanding borrowings, the Company's exposure to changes in interest rates primarily results from short term changes in its bank's prime rate.

PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee have recently been allowed to intervene in the litigation on an individual basis. It is expected that these employees will file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC is seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors are seeking unspecified damages. The Company disputes the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intends to defend the lawsuits vigorously. The Company does not believe that the ultimate resolution of such litigation, including the lawsuits brought by the EEOC and the five intervenors, will have a significant effect on the Company's financial position or results of operations.

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

       Exhibit 10.21 - Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

      Exhibit 10.22 - Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9, 2000)

---------------------------------

     (b)  Reports on Form 8-K:

          The following reports on Form 8-K were filed during the first quarter ended June 30, 2002:

          (1) Report dated May 22, 2002, announcing the dismissal Registrant's Certifying Accountant.

          (2) Report dated June 3, 2002, announcing the engagement of Registrant's new Certifying Accountant.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




August 12, 2002                  By:  /s/  Patricia R. Elledge
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

Exhibit 3.2 Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)


                    Executive Compensation Plans and Arrangements
                    ---------------------------------------------
                    (Exhibits 10.1 through and including Exhibit 10.20 constitute executive compensation plans and arrangements of the Registrant)

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