Form 10-Q
period 2002-09-30
TMBR SHARP DRILLING INC
filed 2002-11-13
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

                         Yes   X    No

     At November 1, 2002, 5,426,786 shares of the issuer's common stock, $.10 par value, were outstanding.

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, September 30, 2002 and
             March 31, 2002 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended September 30, 2002 and 2001 . .. . . . . . . . .   5

           Statements of Operations, Six Months
             Ended September 30, 2002 and 2001 . .. . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Six Months
             Ended September 30, 2002 and 2001  . . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  17

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  23

  Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .  24


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  24

  Item 4.  Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . . . .  25

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  25

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)


                                                        September 30,
                                                    2002            March 31,
  ASSETS                                         (Unaudited)          2002
  ------                                        -------------      -----------

Current assets:
  Cash and cash equivalents                       $   3,705       $     3,258
  Marketable securities                                  --                97
  Trade receivables,
    net of allowance for doubtful
    accounts of $1,401 on both
    September 30 and March 31, 2002                   8,551            11,011
    Insurance Receivable                              1,620                --
  Inventories                                           156               162
  Deposits                                              614               346
  Other                                                 949             1,018
                                                    --------          --------
    Total current assets                             15,595            15,892
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 63,421            61,370
  Oil and gas properties, based on
    successful efforts accounting                    36,244            34,616
  Other property and equipment                        3,834             3,531
                                                    --------          --------
                                                    103,499            99,517

Less accumulated depreciation,
  depletion and amortization                        (76,135)          (72,947)
                                                    --------          --------

    Net property and equipment                       27,364            26,570
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 43,132           $ 42,635
                                                    ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)


                                                September 30,
                                                    2002            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2002
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   2,789           $ 5,193
  Other                                               1,912             1,610
                                                    --------          --------
     Total current liabilities                        4,701             6,803
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,690,025 and 6,667,725
    shares at September 30, and
    March 31, 2002, respectively                        669               667
  Additional paid-in capital                         71,685            71,492
  Accumulated deficit                               (33,773)          (36,187)
  Accumulated other comprehensive
    income                                               --                10
  Treasury stock-common, 1,268,739
    shares at September 30, and
    March 31, 2002, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      38,431            35,832
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 43,132          $ 42,635
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         September 30,
                                                 -----------------------------
                                                      2002              2001
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     8,038      $     13,978
     Oil and gas                                      1,709             1,581
                                                 -----------       -----------
         Total revenues                               9,747            15,559
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                5,284             7,782
     Oil and gas production                             374               470
     Dry holes and abandonments                         317                (5)
     Exploration                                         22                --
     Depreciation, depletion and
       amortization                                   1,706             1,677
     General and administrative                         753               693
                                                 -----------       -----------
         Total operating costs
           and expenses                               8,456            10,617
                                                 -----------       -----------
         Operating income                             1,291             4,942
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                        9                10
     Gain on sales of assets                             19               327
     Other, net                                          24                82
                                                 -----------       -----------
     Total other income (expense)                        52               419
                                                 -----------       -----------
  Net income before income
     tax provision                                    1,343             5,361
  Provision for income taxes                             --              (105)
                                                 -----------       -----------

  Net income                                     $    1,343     $       5,256
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                 Three months ended
                                                    September 30,
                                            -----------------------------
                                               2002              2001
                                            -----------       -----------

Net income per common share:

  Basic                                  $        .25       $       1.03
  Diluted                                         .24                .96
                                            ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                      5,420,143         5,104,238
  Diluted                                    5,641,929         5,486,812
                                            ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Six months ended
                                                         September 30,
                                                 -----------------------------
                                                      2002              2001
                                                 -----------       -----------
  Revenues:
     Contract drilling                         $     15,780      $     27,425
     Oil and gas                                      3,395             3,161
                                                 -----------       -----------
         Total revenues                              19,175            30,586
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               10,550            14,441
     Oil and gas production                             847               880
     Dry holes and abandonments                         344               520
     Exploration                                         22                 3
     Depreciation, depletion and
       amortization                                   3,427             3,286
     General and administrative                       1,683             1,270
                                                 -----------       -----------
         Total operating costs
           and expenses                              16,873            20,400
                                                 -----------       -----------
         Operating income                             2,302            10,186
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       20               (10)
     Gain on sales of assets                             65               524
     Other, net                                          27                86
                                                 -----------       -----------
     Total other income (expense)                       112               600
                                                 -----------       -----------
  Net income before income
     tax provision                                    2,414            10,786
  Provision for income taxes                             --              (214)
                                                 -----------       -----------

  Net income                                     $    2,414    $       10,572
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                 Six months ended
                                                    September 30,
                                            -----------------------------
                                               2002              2001
                                            -----------       -----------

Net income per common share:

  Basic                                  $        .45       $       2.07
  Diluted                                         .43               1.93
                                            ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                      5,411,555         5,096,744
  Diluted                                    5,636,651         5,477,989
                                            ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Six Months Ended September 30, 2002 (Unaudited) and

                    Year Ended March 31, 2002 (Audited)

                              (In thousands)



                                                                   Accumulated
                      Common Stock     Additional                     Other       Treasury Stock       Total
                     --------------     Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount     Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------     -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2002     6,668   $  667     $ 71,492      $(36,187)        $ 10         1,269  $(150)      $ 35,832

Exercise of
  Stock Options         15        2           93            --           --            --     --             95

Issuance of Stock        7       --          100            --           --            --     --            100

Net Income              --       --           --         2,414           --            --     --          2,414

Other comprehensive
 loss, net of tax
   Unrealized loss
  on marketable
  equity securities     --       --           --            --          (10)           --     --            (10)
                                                                                                      ---------
Comprehensive
 Income                 --       --           --            --           --            --     --          2,404
                                                                                                      ---------
Balance,
  September 30,
    2002             6,690   $  669     $ 71,685      $(33,773)        $ --         1,269  $(150)      $ 38,431
                     =====   ======     ========      =========         ====       ======  ======      ========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 2002 and 2001 (Unaudited)
                                 (In thousands)


                                                 Six months ended September 30,
                                                 ------------------------------
                                                    2002                2001
                                                 ----------          ----------
Cash flows from operating activities:
  Net income                                       $ 2,414           $  10,572
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                 3,427               3,286
       Dry holes and abandonments                      344                 520
       Gain on sales of assets                         (65)               (524)
       Changes in assets and liabilities:
        Trade receivables                            2,460              (2,989)
        Inventories and other assets                   (94)                (43)
        Trade payables                              (2,404)               (686)
        Accrued interest and other liabilities         302                  51
                                                   --------            --------
         Total adjustments                           3,970                (385)
                                                   --------            --------
         Net cash provided by
          operating activities                       6,384               10,187

Cash flows from investing activities:
  Additions to property and equipment               (6,662)              (9,644)
  Proceeds from sales of property and
    equipment                                           52                  668
  Insurance proceeds                                   478                   --
                                                   --------             --------
         Net cash required by
          investing activities                      (6,132)              (8,976)

Cash flows from financing activities:
  Repayments of Bank Borrowings                         --               (1,080)
  Proceeds from exercise of stock options               95                   --
  Issuance of common stock                             100                  216
                                                   --------             --------
         Net cash (required) provided
          by financing activities                      195                 (864)
                                                   --------             --------
         Net increase in cash
          and cash equivalents                         447                  347

Cash and cash equivalents at beginning
  of period                                          3,258                  301
                                                   --------             --------
Cash and cash equivalents at end of
  period                                           $ 3,705              $   648
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 2002 and March 31, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001, and the cash flows for the six month periods ended September 30, 2002 and 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.


(2) Summary of Significant Accounting Policies

Marketable Securities

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable securities, such as those owned by the Company, are classified as available-for-sale securities and are to be reported at market value, with unrealized gains and losses, net of income taxes, excluded from earnings and reported as a separate component of stockholders' equity. These securities were sold during the quarter ended September 30, 2002 and a gain of approximately $12,000 was recognized.

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

Net Income Per Common Share

     The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when appropriate, restated to conform to the SFAS 128 requirements.

                                           For the Six Months Ended September 30,
                                            2002                            2001
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                                       Share                           Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
Income before extraordinary
item and accounting change       $2,414                           $10,572

Basic EPS
Income available to common
stockholders                      2,414   5,411,555   $ .45        10,572   5,096,744   $2.07

Effect of Dilutive Securities
Stock Options                               225,096                           381,245
                                  -----   ---------    ----         -----   ---------    ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                      $2,414   5,636,651   $ .43       $10,572   5,477,989   $1.93
                                  =====   =========    ====         =====   =========    ====

                                          For the Three Months Ended September 30,
                                            2002                            2001
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                                       Share                           Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
Income before extraordinary
item and accounting change       $1,343                           $ 5,256

Basic EPS
Income available to common
stockholders                      1,343   5,420,143   $ .25         5,256   5,104,238   $1.03

Effect of Dilutive Securities
Stock Options                               221,786                           382,574
                                  -----   ---------    ----         -----   ---------    ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                      $1,343   5,641,921   $ .24       $ 5,256   5,486,812   $ .96
                                  =====   =========    ====         =====   =========    ====

Reclassifications

     Certain reclassifications have been made to the September 30, 2001 financial statements to conform to the September 30, 2002 presentation.

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

     On June 26, 2000, the Company renewed and extended the prior loan agreements with its bank lender. The second amended and restated loan agreement provides for a $5.0 million revolving line of credit secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under this line of credit bear interest at the Wells Fargo Bank Texas, N. A. (formerly Norwest Bank, Texas N. A.) Base rate (4.75% at September 30, 2002) and accrued interest is payable monthly. The loan facility originally matured on August 31, 2002. On February 12, 2002, the maturity date of the loan facility was extended to August 31, 2003, at which time all outstanding principal and interest will be due in full. At March 31, 2002 and September 30, 2002, respectively, no amounts were outstanding under the loan facility.


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

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2002        250,400     $4.125-4.5375   $ 1,035,375

Exercised                          (5,400)         4.125          (22,275)
Forfeited                          (6,000)         4.5375         (27,225)
                                   ------      ------------     ---------

Outstanding September 30, 2002    239,000     $4.125-4.5375   $   985,875
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock of four directors under the 1998 Plan. The nonqualified options were granted at an exercise price of $17.18 per share which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercise price of $11.50 per share which represented the fair market value on the date of the grant. These options become exercisable over a two year period ending October 10, 2003. At September 30, 2002, options to purchase 327,000 shares were outstanding under the 1998 Plan.

     Directors' Fee Stock Plan

     On June 14, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. During the six months ended September 30, 2002, 6,900 shares were issued under the Plan and the Company recognized approximately $102,000 as Directors' compensation expense.

     In connection with a private placement completed in February 1997, the Company issued a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expired unexercised on February 17, 2002.


(5)  Contingencies

          The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee had recently been allowed to intervene in the litigation on an individual basis. It was expected that these employees would file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC was seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors were seeking unspecified damages. The Company disputed the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intended to defend the lawsuits vigorously. Subsequent to the end of the quarter ended September 30, 2002, these lawsuits, including the lawsuits brought by the EEOC and the five intervenors, were settled within the Company's insurance policy limits.

     On May 8, 2002, the Company experienced an uncontrolled flow ("flow") on the Leiman #1 well in Loving County, Texas. The Company has a 25% working interest in this well. The uncontrolled flow was encountered while running a 7 liner in the well bore. The flow was ultimately controlled with no injury to personnel or damage to the Company's rig or related equipment. The planned total depth of the well was approximately 22,000 feet but the uncontrolled flow was experienced at a depth of 19,115 feet. The well was not salvageable and has been plugged and abandoned. Costs associated with re-gaining control of the well and plugging and abandonment were approximately $1.5 million. The cost to re-drill the well to a depth of 19,115 feet is estimated to be $5.6 million. The Leiman #1R well was spudded on July 8, 2002. The Company has successfully run and cemented the 7 3/4" drilling liner at 19,120 feet as of November 4, 2002. The Company has submitted claims for reimbursement from its insurance carrier, St. Paul's Surplus Lines, who has acknowledged coverage under both the control of well and re-drill/replacement well provisions under the Company's Operators Extra Expense insurance. An insurance receivable has been recorded for the

Company's portion of the costs of the original Leiman #1 well. During the quarter ended September 30, 2002, the Company received approximately $478,000 for its working interest portion of insurance proceeds. The Company's working interest portion of the costs associated with re-drilling this well has been capitalized.


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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statements 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of this statement had no impact on the Company's financial statements.

     Also, the FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will be required to record the fair value of asset retirement obligations as a liability with a corresponding increase to the cost of the asset. Any estimated salvage value will be considered in the calculation of depletion, depreciation and amortization. The Company is currently assessing the impact on its financial statements.

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

     In April 2002, the FASB issued Statement No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion
30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to the Company as it has no outstanding debt.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to our financial statements as we do not anticipate exiting or disposing of any of our activities.

Results of Operations

     Total revenues were $9,747,000 and $19,175,000 for the three and six months ended September 30, 2002 which represents a 37% decrease for each period when compared to the same periods in 2001. Operating expenses as a percent of revenues were 87% and 88% for the three and six months ended September 30, 2002 versus 68% and 67% for the same periods of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 51% and 52% for the three and six months ended September 30, 2002 compared to 75% for both the three and six months ended September 30, 2001.

     Oil and gas revenues increased by approximately 1% for both the three and six months ended September 30, 2002 from the same periods of the prior year, respectively. The following table sets forth certain information relating to crude oil and natural gas produced:





                              Three months ended        Six months ended
                                September 30,             September 30,
                            ----------------------      ------------------
                              2002        2001            2002        2001
                            -------      -------        ------     -------
     Quantities Produced
     ------------------
     Oil (bbls)             35,607       33,266        81,995        60,849
     Gas (mcf)             270,511      191,338       532,082       346,037

     Average Price
     -------------
     Oil (bbls)            $ 22.82      $ 25.49       $ 23.84       $ 25.84
     Gas (mcf)             $  2.40      $  3.83       $  2.71       $  4.59


     Average Daily Production
     ------------------------
     Oil (bbls)                387          362           448           333
     Gas (mcf)               2,940        2,080         2,907         1,891

     Oil and gas production expenses decreased approximately 20% for the three months ended September 30, 2002 when compared to the same period in 2001. This decrease is primarily attributable to the workover of two wells in Reagan County, Texas during the quarter ended September 20, 2001. Production expenses remained relatively flat between the six months ended September 30, 2002 and September 30, 2001. The production expenses for the three months ended June 30, 2002 were higher due to the increase in quantities of crude oil and natural gas produced. In addition, the Company has experienced a general rise in the cost of services and supplies which are included in production expenses.

     General and administrative expenses increased primarily as a result of an increase in insurance expenses and directors' fees.

     Net working capital was $10.9 million at September 30, 2002 compared to $9.1 million at March 31, 2002.

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


Liquidity and Capital Resources

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at September 30, 2002. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at annual rate equal to the bank's base rate, or 4.75% at September 30, 2002. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2003, at which time all outstanding principal and accrued and unpaid interest will be due in full. At September 30, 2002, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At September 30, 2002, the borrowing base amount was approximately $37 million.

     The Company may in the future have to reserve a trade receivable from one specific customer. At September 30, 2002, the customer owed the Company approximately $2.7 million, of which approximately $1.6 million was over 90 days past due. Since the end of the quarter the customer has paid approximately $330,000 related to this receivable. Currently this receivable is not specifically reserved as the customer is making cash payments to the Company and collection efforts are ongoing. If our evaluation of this receivable changes in the future, the Company may have to reserve a portion or the total amount of this receivable.

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

     Interest Rate Risk - At September 30, 2002 the Company had no borrowings outstanding under its loan agreement. However, when it does have outstanding borrowings, the Company's exposure to changes in interest rates primarily results from short term changes in its bank's prime rate.

Item 4.  Controls and Procedures

     On October 16, 2002, the Company supplemented its existing internal controls with the adoption and implementation of certain additional disclosure controls and procedures. The purpose of these additional disclosure controls and procedures is to help ensure that information the Company is required to disclose in reports that the Company files with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC. The effectiveness of these disclosure controls and procedures has been evaluated by the Company's chief executive officer, Thomas C. Brown, and its chief financial officer, Patricia R. Elledge. Mr. Brown and Ms. Elledge have concluded that the Company's disclosure controls and procedures are effective for their intended purposes. As part of their evaluation, Mr. Brown and Ms. Elledge also determined that there were no significant changes in internal controls or other factors that could significantly affect internal controls after the date of their evaluation. No corrective actions were required to be taken with regard to significant deficiencies or material weaknesses. Following the signature page of this report, you will find certifications signed by Mr. Brown and Ms. Elledge.



PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee had recently been allowed to intervene in the litigation on an individual basis. It was expected that these employees would file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC was seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors were seeking unspecified damages. The Company disputed the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intended to defend the lawsuits vigorously. Subsequent to the end of the quarter ended September 30, 2002, these lawsuits, including the lawsuits brought by the EEOC and the five intervenors, were settled within the Company's insurance policy limits.

Item 4.  Submission of matters to a vote of security holders.

     The Company's annual meeting of stockholders was held on August 28, 2002. At the meeting, the following persons were elected to serve as Directors of the Company until the 2003 annual meeting of stockholders and until their respective successors are duly qualified and elected: (1) Raymond E. Batchelor, (2) Thomas C. Brown, (3) Michael M. Cone, (4) David N. Fitzgerald and (5) James B. Taylor.

     Set forth below is a tabulation of votes with respect to each nominee for Director:

                                       Votes       Votes
                                       Cast        Cast       Votes                         Broker
             Name                      For         Against    Withheld     Abstentions      Non-Votes
             ----                      -----       -------    --------     -----------      ---------
             Raymond E. Batchelor    4,487,719      17,931       --            --              --
             Thomas C. Brown         4,487,530      18,120       --            --              --
             Michael M. Cone         4,487,721      17,929       --            --              --
             David N. Fitzgerald     4,487,673      17,977       --            --              --
             James B. Taylor         4,487,710      17,940       --            --              --

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

          Executive Compensation Plans and Arrangements
          ---------------------------------------------
          (Exhibits 10.1 through and including Exhibit 10.24 constitute executive compensation plans and arrangements of the Registrant)

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

      Exhibit 10.21 - Retention Agreement, dated November 8, 2002, between Thomas C. Brown and the Registrant.

      Exhibit 10.22 - Retention Agreement, dated November 8, 2002, between Jeffrey D. Phillips and the Registrant.

      Exhibit 10.23 - Retention Agreement, dated November 8, 2002, between Patricia R. Elledge and the Registrant.

      Exhibit 10.24 - Retention Agreement, dated November 8, 2002, between Don H. Lawson and the Registrant.

      Exhibit 10.25 - Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

      Exhibit 10.26 - Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9, 2000)

      Exhibit 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------

     (b)  Reports on Form 8-K:

          The following report on Form 8-K was filed during the second quarter ended September 30, 2002:

          (1) Report dated August 12, 2002, Regulation FD Disclosure-Certifications of Registrant's Chief Executive Officer and Chief Financial Officer.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




November 13, 2002                By:  /s/  Patricia R. Elledge
-----------------                     -------------------------
     Date                                  Patricia R. Elledge
                                           Controller/Treasurer

                                      (Ms. Elledge is the Chief Financial
                                      Officer and has been duly authorized
                                      to sign on behalf of the Registrant)

                              CERTIFICATIONS

     I, Thomas C. Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TMBR/Sharp Drilling, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.



                                   /s/ Thomas C. Brown
                                   ----------------------------------------
                                   Thomas C. Brown, Chief Executive Officer

                              CERTIFICATIONS

     I, Patricia R. Elledge, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TMBR/Sharp Drilling, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002.



                                   /s/ Patricia R. Elledge
                                   -------------------------------
                                   Patricia R. Elledge, Principal
                                   Financial Officer

                             INDEX TO EXHIBITS


                               Description
                               -----------


Exhibit 3.1         Articles of Incorporation of the Company, as amended.
                    (Incorporated by reference to Exhibit 3.1 in Registrant's Annual Report on Form 10-K dated June 28, 1991)

Exhibit 3.2 Bylaws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 in Registrant's Annual Report on Form 10-K dated June 27, 1994)


                    Executive Compensation Plans and Arrangements
                    ----------------------------------------------
                    (Exhibits 10.1 through and including Exhibit 10.24 constitute executive compensation plans and arrangements of the Registrant)

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

Exhibit 10.20       Directors' Fee Stock Plan (Incorporated by reference to
                    Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 15, 2001)

Exhibit 10.21 Retention Agreement, dated November 8, 2002, between Thomas C. Brown and the Registrant.

Exhibit 10.22 Retention Agreement, dated November 8, 2002, between Jeffrey D. Phillips and the Registrant.

Exhibit 10.23 Retention Agreement, dated November 8, 2002, between Patricia R. Elledge and the Registrant.

Exhibit 10.24       Retention Agreement, dated November 8, 2002, between Don
                    H. Lawson and the Registrant.

Exhibit 10.25 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

Exhibit 10.26 Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9,2000)

Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                            Exhibit 99.1


                               CERTIFICATION
                               -------------

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Thomas C. Brown, the Chairman of the Board of Directors and Chief Executive Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10Q of the Company for the quarter ended September 30, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 13, 2002           /s/ Thomas C. Brown
                                   ---------------------------------------
                                       Thomas C. Brown, Chairman
                                       of the Board of Directors and Chief
                                       Executive Officer

                                                       Exhibit 99.2


                               CERTIFICATION
                               -------------

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Patricia R. Elledge, the Chief Financial Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10Q of the Company for the quarter ended September 30, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: November 13, 2002           /s/ Patricia R. Elledge
                                   ----------------------------------------
                                       Patricia R. Elledge, Chief Financial
                                       Officer

                                                            Exhibit 10.21

                                 RETENTION AGREEMENT



     This Retention Agreement (this "Agreement"), dated as of November 8, 2002, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Thomas C. Brown ("Employee").


                                RECITATIONS

     The Company may seek to enter into a transaction which could involve a Change in Control or otherwise become subject to a proposed or threatened Change in Control;

     The Board of Directors (the "Board") of the Company and the Compensation Committee of the Board have determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee's position as Chairman of the Board of Directors and Chief Executive Officer of the Company, and that the Company be able to receive and rely upon the Employee's services and advice for the best interests of the Company and its shareholders, without concern that the Employee might be distracted by the personal uncertainties and risks created by any proposed Change in Control; and

     The Board and its Compensation Committee have authorized the Company to enter into a retention agreement in the form hereof with the Employee;

     NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the possibility, threat or occurrence of a Change in Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

     1. Certain Definitions. In addition to the terms defined in the preamble and elsewhere in this Agreement, the following terms shall have the following meanings:

          (a) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (b) "Bonus Vesting Date" shall have the meaning given to such term in Section 2 hereof.


          (c) "Cause" shall have the meaning given to such term in Section 4 hereof.

          (d) a "Change in Control" shall be deemed to have occurred on the date: (A) any Person is or becomes the Beneficial Owner of securities of the Company representing more than fifty percent (50%) of the Voting Power; (B)
(i) the shareholders of the Company approve the consolidation, merger or other business combination of the Company in which the Company is not the surviving or continuing corporation or pursuant to which shares of the Company's common stock are converted into cash, securities or other property, or (ii) the shareholders of the Company approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company and its subsidiaries, if any (taken as a group); (C) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; (D) without the approval or recommendation of a majority of the then existing Board of Directors of the Company, a third person shall cause or bring about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the Board of Directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the Board of Directors such that the then existing members of the Board of Directors thereafter represent a minority of the total number of persons comprising the entire Board; or (E) any shares of any class of the Company's stock are purchased pursuant to a tender or exchange offer (other than an offer by the Company). For purposes of this Agreement, where a Change of Control results from a series of related transactions, the Change of Control shall be deemed to have occurred on the date of the consummation of the first such transaction.

          (e) "Earnings" shall mean the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent.

          (f) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (g) "Voting Power" shall mean the combined voting power of the outstanding securities of the Company having the right under ordinary circumstances to vote for the election of directors.

     2. Services During Certain Events. If the Employee remains in continuous employment as Chairman of the Board of Directors and Chief Executive Officer of the Company from the date hereof until (i) a Change in Control occurs, or (ii) the Employee's employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the "Bonus Vesting Date"), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

     3.   Payment of Bonus.

          (a) The Company agrees that the Employee shall be paid a bonus by the Company within five (5) days following the Bonus Vesting Date in an amount equal to 2.92 times the Employee's Earnings.

          (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company's personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board or its Compensation Committee from time to time.

     4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be Chairman of the Board of Directors and Chief Executive Officer of the Company or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

     5.   Confidentiality.

          (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of Employee's employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

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

     6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof, in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "excess parachute payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to
Section 3 hereof to be considered an excess parachute payment within the meaning of Section 28OG of the Code. KPMG LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the "Accounting Firm") shall determine the Employee's Base Amount and the amount of any excess parachute payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

     7.   Term of Agreement.   Unless terminated earlier as a result of
Employee's termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 2003, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

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

          (f)  Successors.

               (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee would be entitled to pursuant to clause (i) of Section 2 hereof.

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

          (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

          (h) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT T ITS CONFLICTS OF LAWS PRINCIPLES. VENUE SHALL LIE IN MIDLAND COUNTY, TEXAS FOR THE PURPOSE OF RESOLVING AND ENFORCING ANY DISPUTE WHICH MAY ARISE UNDER THIS AGREEMENT AND THE PARTIES AGREE THAT THEY WILL SUBMIT THEMSELVES TO THE JURISDICTION OF THE COMPETENT STATE OR FEDERAL COURT SITUATED IN MIDLAND COUNTY, TEXAS.

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


                                   TMBR/SHARP DRILLING, INC.



                                   By: /s/ Jeffrey D. Phillips
                                       --------------------------------
                                         Jeffrey D. Phillips, President



                                   EMPLOYEE


                                   /s/ Thomas C. Brown
                                       --------------------------------
                                       Thomas C. Brown

                                                               Exhibit 10.22

                                 RETENTION AGREEMENT



     This Retention Agreement (this "Agreement"), dated as of November 8, 2002, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Jeffrey D. Phillips ("Employee").


                                RECITATIONS

     The Company may seek to enter into a transaction which could involve a Change in Control or otherwise become subject to a proposed or threatened Change in Control;

     The Board of Directors (the "Board") of the Company and the Compensation Committee of the Board have determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee's position as President of the Company, and that the Company be able to receive and rely upon the Employee's services and advice for the best interests of the Company and its shareholders, without concern that the Employee might be distracted by the personal uncertainties and risks created by any proposed Change in Control; and

     The Board and its Compensation Committee have authorized the Company to enter into a retention agreement in the form hereof with the Employee;

     NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the possibility, threat or occurrence of a Change in Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

     1. Certain Definitions. In addition to the terms defined in the preamble and elsewhere in this Agreement, the following terms shall have the following meanings:

          (a) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (b) "Bonus Vesting Date" shall have the meaning given to such term in Section 2 hereof.


          (c) "Cause" shall have the meaning given to such term in Section 4 hereof.

          (d) a "Change in Control" shall be deemed to have occurred on the date: (A) any Person is or becomes the Beneficial Owner of securities of the Company representing more than fifty percent (50%) of the Voting Power; (B)
(i) the shareholders of the Company approve the consolidation, merger or other business combination of the Company in which the Company is not the surviving or continuing corporation or pursuant to which shares of the

Company's common stock are converted into cash, securities or other property, or (ii) the shareholders of the Company approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company and its subsidiaries, if any (taken as a group); (C) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; (D) without the approval or recommendation of a majority of the then existing Board of Directors of the Company, a third person shall cause or bring about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the Board of Directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the Board of Directors such that the then existing members of the Board of Directors thereafter represent a minority of the total number of persons comprising the entire Board; or (E) any shares of any class of the Company's stock are purchased pursuant to a tender or exchange offer (other than an offer by the Company). For purposes of this Agreement, where a Change of Control results from a series of related transactions, the Change of Control shall be deemed to have occurred on the date of the consummation of the first such transaction.

          (e) "Earnings" shall mean the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent.

          (f) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (g) "Voting Power" shall mean the combined voting power of the outstanding securities of the Company having the right under ordinary circumstances to vote for the election of directors.

     2. Services During Certain Events. If the Employee remains in continuous employment as President of the Company from the date hereof until
(i) a Change in Control occurs, or (ii) the Employee's employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the "Bonus Vesting Date"), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

     3.   Payment of Bonus.

          (a) The Company agrees that the Employee shall be paid a bonus by the Company within five (5) days following the Bonus Vesting Date in an amount equal to 2.97 times the Employee's Earnings.

          (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company's personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board or its Compensation Committee from time to time.

     4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be President of the Company or voluntarily terminates his employment with the Company prior to the Bonus Vesting Date.

     5.   Confidentiality.

          (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of Employee's employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

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

     6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof, in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "excess parachute payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to
Section 3 hereof to be considered an excess parachute payment within the meaning of Section 28OG of the Code. KPMG LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the "Accounting Firm") shall determine the Employee's Base Amount and the amount of any excess parachute payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

     7.   Term of Agreement.   Unless terminated earlier as a result of
Employee's termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 2003, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

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

          (f)  Successors.

               (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee would be entitled to pursuant to clause (i) of Section 2 hereof.

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

          (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

          (h) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT T ITS CONFLICTS OF LAWS PRINCIPLES. VENUE SHALL LIE IN MIDLAND COUNTY, TEXAS FOR THE PURPOSE OF RESOLVING AND ENFORCING ANY DISPUTE WHICH MAY ARISE UNDER THIS AGREEMENT AND THE PARTIES AGREE THAT THEY WILL SUBMIT THEMSELVES TO THE JURISDICTION OF THE COMPETENT STATE OR FEDERAL COURT SITUATED IN MIDLAND COUNTY, TEXAS.

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


                                   TMBR/SHARP DRILLING, INC.



                                   By: /s/ Thomas C. Brown
                                       ----------------------------------
                                         Thomas C. Brown, Chairman of the
                                         Board and Chief Executive Officer



                                   EMPLOYEE


                                   /s/ Jeffrey D. Phillips
                                       ----------------------------------
                                       Jeffrey D. Phillips

                                                            Exhibit 10.23


                                 RETENTION AGREEMENT



     This Retention Agreement (this "Agreement"), dated as of November 8, 2002, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Patricia R. Elledge ("Employee").


                                RECITATIONS

     The Company may seek to enter into a transaction which could involve a Change in Control or otherwise become subject to a proposed or threatened Change in Control;

     The Board of Directors (the "Board") of the Company and the Compensation Committee of the Board have determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee's position as Controller and Treasurer of the Company, and that the Company be able to receive and rely upon the Employee's services and advice for the best interests of the Company and its shareholders, without concern that the Employee might be distracted by the personal uncertainties and risks created by any proposed Change in Control; and

     The Board and its Compensation Committee have authorized the Company to enter into a retention agreement in the form hereof with the Employee;

     NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the possibility, threat or occurrence of a Change in Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

     1. Certain Definitions. In addition to the terms defined in the preamble and elsewhere in this Agreement, the following terms shall have the following meanings:

          (a) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (b) "Bonus Vesting Date" shall have the meaning given to such term in Section 2 hereof.


          (c) "Cause" shall have the meaning given to such term in Section 4 hereof.

          (d) a "Change in Control" shall be deemed to have occurred on the date: (A) any Person is or becomes the Beneficial Owner of securities of the

Company representing more than fifty percent (50%) of the Voting Power; (B)
(i) the shareholders of the Company approve the consolidation, merger or other business combination of the Company in which the Company is not the surviving or continuing corporation or pursuant to which shares of the Company's common stock are converted into cash, securities or other property, or (ii) the shareholders of the Company approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company and its subsidiaries, if any (taken as a group); (C) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; (D) without the approval or recommendation of a majority of the then existing Board of Directors of the Company, a third person shall cause or bring about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the Board of Directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the Board of Directors such that the then existing members of the Board of Directors thereafter represent a minority of the total number of persons comprising the entire Board; or (E) any shares of any class of the Company's stock are purchased pursuant to a tender or exchange offer (other than an offer by the Company). For purposes of this Agreement, where a Change of Control results from a series of related transactions, the Change of Control shall be deemed to have occurred on the date of the consummation of the first such transaction.

          (e) "Earnings" shall mean the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent.

          (f) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (g) "Voting Power" shall mean the combined voting power of the outstanding securities of the Company having the right under ordinary circumstances to vote for the election of directors.

     2. Services During Certain Events. If the Employee remains in continuous employment as Controller and Treasurer of the Company from the date hereof until (i) a Change in Control occurs, or (ii) the Employee's employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the "Bonus Vesting Date"), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

     3.   Payment of Bonus.

          (a) The Company agrees that the Employee shall be paid a bonus by the Company within five (5) days following the Bonus Vesting Date in an amount equal to 1.60 times the Employee's Earnings.

          (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company's personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board or its Compensation Committee from time to time.

     4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be Controller and Treasurer of the Company or voluntarily terminates her employment with the Company prior to the Bonus Vesting Date.

     5.   Confidentiality.

          (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of Employee's employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

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

     6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof, in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "excess parachute payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to
Section 3 hereof to be considered an excess parachute payment within the meaning of Section 28OG of the Code. KPMG LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the "Accounting Firm") shall determine the Employee's Base Amount and the amount of any excess parachute payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

     7.   Term of Agreement.   Unless terminated earlier as a result of
Employee's termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 2003, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

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

          (f)  Successors.

               (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee would be entitled to pursuant to clause (i) of Section 2 hereof.

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

          (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

          (h) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT T ITS CONFLICTS OF LAWS PRINCIPLES. VENUE SHALL LIE IN MIDLAND COUNTY, TEXAS FOR THE PURPOSE OF RESOLVING AND ENFORCING ANY DISPUTE WHICH MAY ARISE UNDER THIS AGREEMENT AND THE PARTIES AGREE THAT THEY WILL SUBMIT THEMSELVES TO THE JURISDICTION OF THE COMPETENT STATE OR FEDERAL COURT SITUATED IN MIDLAND COUNTY, TEXAS.

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


                                   TMBR/SHARP DRILLING, INC.



                                   By:/s/ Thomas C. Brown
                                      -----------------------------------
                                        Thomas C. Brown, Chairman of the
                                        Board and Chief Executive Officer



                                   EMPLOYEE


                                   /s/ Patricia R. Elledge
                                   --------------------------------------
                                       Patricia R. Elledge

                                                           Exhibit 10.24


                                 RETENTION AGREEMENT



     This Retention Agreement (this "Agreement"), dated as of November 8, 2002, is between TMBR/SHARP DRILLING, INC., a Texas corporation (the "Company"), and Don H. Lawson ("Employee").


                                RECITATIONS

     The Company may seek to enter into a transaction which could involve a Change in Control or otherwise become subject to a proposed or threatened Change in Control;

     The Board of Directors (the "Board") of the Company and the Compensation Committee of the Board have determined that it is imperative that the Company and the Board be able to rely upon the Employee to continue in the Employee's position as Vice President-Operations of the Company, and that the Company be able to receive and rely upon the Employee's services and advice for the best interests of the Company and its shareholders, without concern that the Employee might be distracted by the personal uncertainties and risks created by any proposed Change in Control; and

     The Board and its Compensation Committee have authorized the Company to enter into a retention agreement in the form hereof with the Employee;

     NOW, THEREFORE, to assure the Company that it will have the continued dedication of the Employee and the availability of the Employee's services, advice and counsel notwithstanding the possibility, threat or occurrence of a Change in Control, and to induce the Employee to remain in the employ of the Company, and for other good and valuable consideration, the Company and the Employee agree as follows:

     1. Certain Definitions. In addition to the terms defined in the preamble and elsewhere in this Agreement, the following terms shall have the following meanings:

          (a) "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (b) "Bonus Vesting Date" shall have the meaning given to such term in Section 2 hereof.


          (c) "Cause" shall have the meaning given to such term in Section 4 hereof.

          (d) a "Change in Control" shall be deemed to have occurred on the date: (A) any Person is or becomes the Beneficial Owner of securities of the Company representing more than fifty percent (50%) of the Voting Power; (B)
(i) the shareholders of the Company approve the consolidation, merger or other business combination of the Company in which the Company is not the surviving or continuing corporation or pursuant to which shares of the Company's common stock are converted into cash, securities or other property, or (ii) the shareholders of the Company approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company and its subsidiaries, if any (taken as a group); (C) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company; (D) without the approval or recommendation of a majority of the then existing Board of Directors of the Company, a third person shall cause or bring about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the Board of Directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the Board of Directors such that the then existing members of the Board of Directors thereafter represent a minority of the total number of persons comprising the entire Board; or (E) any shares of any class of the Company's stock are purchased pursuant to a tender or exchange offer (other than an offer by the Company). For purposes of this Agreement, where a Change of Control results from a series of related transactions, the Change of Control shall be deemed to have occurred on the date of the consummation of the first such transaction.

          (e) "Earnings" shall mean the base salary paid by the Company to the Employee during the twelve month period preceding the Bonus Vesting Date from the Company without giving effect to any reduction thereof that may have been made without the Employee's consent.

          (f) "Person" shall have the meaning set forth in Sections 3(a)(9) and 13(d)(3) of the Securities Exchange Act of 1934, as in effect on the date of this Agreement.

          (g) "Voting Power" shall mean the combined voting power of the outstanding securities of the Company having the right under ordinary circumstances to vote for the election of directors.

     2. Services During Certain Events. If the Employee remains in continuous employment as Vice President-Operations of the Company from the date hereof until (i) a Change in Control occurs, or (ii) the Employee's employment with the Company is terminated by the Company for a reason other than Cause (with the earliest of such event to occur being referred to herein as the "Bonus Vesting Date"), then the Employee shall be entitled to receive a bonus in the amount determined pursuant to Section 3 hereof.

     3.   Payment of Bonus.

          (a) The Company agrees that the Employee shall be paid a bonus by the Company within five (5) days following the Bonus Vesting Date in an amount equal to 1.80 times the Employee's Earnings.

          (b) Other Benefit Plans. The bonus provided for in this Agreement is not intended to require or to exclude the Employee's continued participation in other benefit plans in which the Employee currently participates or which are available to the Company's personnel generally in the class or category of the Employee or to preclude other compensation or benefits as may be authorized by the Board or its Compensation Committee from time to time.

     4. Conditions to the Obligations of the Company. The Company shall have no obligation to pay or cause to be paid to the Employee the bonus described herein (a) if the Company shall terminate the Employee's employment for (i) dishonesty, (ii) conviction of a felony, or (iii) the continued failure by the Employee to perform the duties assigned to the Employee that are consistent with the position of the Employee with the Company (termination for "Cause") or (b) if the Employee dies, becomes disabled, retires, ceases to be Vice President-Operations of the Company or voluntarily terminates her employment with the Company prior to the Bonus Vesting Date.

     5.   Confidentiality.

          (a) Confidentiality. The Employee agrees that at all times following the execution hereof, the Employee will not without the prior consent of the Company, disclose to any person, firm or corporation any confidential information of the Company or its subsidiaries which is now known to the Employee or which hereafter may become known to the Employee as a result of Employee's employment or association with the Company and which could be helpful to a competitor, unless such disclosure is required under the terms of a valid and effective subpoena or order issued by a court or governmental body; provided, however, that the foregoing shall not apply to confidential information which becomes publicly disseminated by means other than a breach of this Agreement.

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

     6. Reduction in Payments. Notwithstanding the provisions of Section 3(a) hereof, in no event shall any payment to be made under Section 3(a) exceed $1.00 less than three times the Employee's "Base Amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). If any portion of the payments or benefits to be made available to the Employee pursuant to Section 3 would be considered an "excess parachute payment" within the meaning of Section 28OG of the Code, the amount of cash otherwise payable to the Employee pursuant to Section 3(a) hereof shall be reduced to the extent (but only to the extent) necessary to cause no portion of the payments or benefits made available to the Employee pursuant to
Section 3 hereof to be considered an excess parachute payment within the meaning of Section 28OG of the Code. KPMG LLP or such other accounting firm that may be agreed upon by the Company and the Employee (the "Accounting Firm") shall determine the Employee's Base Amount and the amount of any excess parachute payments for purposes of this Section 6. All determinations made by the Accounting Firm shall be made within 60 days of the Bonus Vesting Date and shall be binding on the Company and the Employee. All fees and expenses of the Accounting Firm shall be borne solely by the Company.

     7.   Term of Agreement.   Unless terminated earlier as a result of
Employee's termination of employment with the Company, this Agreement shall remain in full force and effect through December 31, 2003, and, beginning each January lst thereafter, this Agreement shall be automatically extended for additional one (1) year periods, unless by September 30th of any year the Company gives notice that this Agreement will not be so extended.

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

          (f)  Successors.

               (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Employee to compensation from the Company in the same amount and on the same terms as the Employee would be entitled to pursuant to clause (i) of Section 2 hereof.

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

          (g) Taxes. Any payment or delivery required under this Agreement shall be subject to all requirements of law with regard to withholding of taxes, filing, making of reports and the like, and the Company shall use its best efforts to satisfy promptly all such requirements.

          (h) GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT T ITS CONFLICTS OF LAWS PRINCIPLES. VENUE SHALL LIE IN MIDLAND COUNTY, TEXAS FOR THE PURPOSE OF RESOLVING AND ENFORCING ANY DISPUTE WHICH MAY ARISE UNDER THIS AGREEMENT AND THE PARTIES AGREE THAT THEY WILL SUBMIT THEMSELVES TO THE JURISDICTION OF THE COMPETENT STATE OR FEDERAL COURT SITUATED IN MIDLAND COUNTY, TEXAS.

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


                                   TMBR/SHARP DRILLING, INC.



                                   By:/s/ Thomas C. Brown
                                      -----------------------------------
                                        Thomas C. Brown, Chairman of the
                                        Board and Chief Executive Officer



                                   EMPLOYEE


                                   /s/ Don H. Lawson
                                   --------------------------------------
                                       Don H. Lawson