Form 10-Q
period 2002-12-31
TMBR SHARP DRILLING INC
filed 2003-02-12
CIK 751288

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2002

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

                         Yes   X    No

     At February 7, 2003, 5,453,686 shares of the issuer's common stock, $.10 par value, were outstanding.

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, December 31, 2002 and
             March 31, 2002 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended December 31, 2002 and 2001 . . . . . . . . . . .   5

           Statements of Operations, Nine Months
             Ended December 31, 2002 and 2001 . . . . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Nine Months
             Ended December 31, 2002 and 2001  .. . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  17

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  23

  Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .  24


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  24

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  25

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS


                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)


                                                        December 31,
                                                    2002            March 31,
  ASSETS                                         (Unaudited)          2002
  ------                                        -------------      -----------

Current assets:
  Cash and cash equivalents                       $   3,865       $     3,258
  Marketable securities                                  --                97
  Trade receivables,
    net of allowance for doubtful
    accounts of $1,401 on both
    December 31 and March 31, 2002                    9,698            11,011
    Insurance Receivable                                934                --
  Inventories                                           154               162
  Deposits                                              614               346
  Other                                               1,181             1,018
                                                    --------          --------
    Total current assets                             16,446            15,892
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 63,288            61,370
  Oil and gas properties, based on
    successful efforts accounting                    39,165            34,616
  Other property and equipment                        3,866             3,531
                                                    --------          --------
                                                    106,319            99,517

Less accumulated depreciation,
  depletion and amortization                        (77,455)          (72,947)
                                                    --------          --------

    Net property and equipment                       28,864            26,570
                                                    --------          --------

Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 45,483          $ 42,635
                                                    ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             December 31, 2002 (Unaudited) and March 31, 2002
                   (In thousands, except per share data)


                                                 December 31,
                                                    2002            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)          2002
------------------------------------            ------------       -----------

Current liabilities:
  Trade payables                                  $   3,999           $ 5,193
  Other                                               2,026             1,610
                                                    --------          --------
     Total current liabilities                        6,025             6,803
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,707,925 and 6,667,725
    shares at December 31, and
    March 31, 2002, respectively                        671               667
  Additional paid-in capital                         71,898            71,492
  Accumulated deficit                               (32,961)          (36,187)
  Accumulated other comprehensive
    income                                               --                10
  Treasury stock-common, 1,268,739
    shares at December 31, and
    March 31, 2002, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      39,458            35,832
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 45,483          $ 42,635
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                      2002              2001
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     7,663      $     10,829
     Oil and gas                                      1,340             1,281
                                                 -----------       -----------
         Total revenues                               9,003            12,110
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                                5,214             6,368
     Oil and gas production                             553               511
     Dry holes and abandonments                          75               447
     Exploration                                         --                56
     Depreciation, depletion and
       amortization                                   1,694             1,685
     Writedown of oil and gas properties                 --               100
     General and administrative                         991               850
                                                 -----------       -----------
         Total operating costs
           and expenses                               8,527            10,017
                                                 -----------       -----------
         Operating income                               476             2,093
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                        6                10
     Gain on sales of assets                            351                 7
     Other, net                                         (21)              576
                                                 -----------       -----------
     Total other income (expense)                       336               593
                                                 -----------       -----------
  Net income before income
     tax provision                                      812             2,686
  Provision for income taxes                             --               (62)
                                                 -----------       -----------

  Net income                                       $    812     $       2,624
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Three months ended December 31, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                 Three months ended
                                                         December 31,
                                                 -----------------------------
                                                    2002              2001
                                                 -----------       -----------

Net income per common share:

  Basic                                       $        .15        $       .50
  Diluted                                              .14                .48
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,430,628         5,299,803
  Diluted                                         5,660,531         5,517,645
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                      2002              2001
                                                 -----------       -----------
  Revenues:
     Contract drilling                         $     23,443      $     38,254
     Oil and gas                                      4,735             4,442
                                                 -----------       -----------
         Total revenues                              28,178            42,696
                                                 -----------       -----------

  Operating costs and expenses:
     Contract drilling                               15,763            20,808
     Oil and gas production                           1,401             1,391
     Dry holes and abandonments                         420               968
     Exploration                                         22                59
     Depreciation, depletion and
       amortization                                   5,121             4,971
     Writedown of oil and gas properties                  -               100
     General and administrative                       2,673             2,120
                                                 -----------       -----------
         Total operating costs
           and expenses                              25,400            30,417
                                                 -----------       -----------
         Operating income                             2,778            12,279
                                                 -----------       -----------

  Other income (expense):
     Interest, net                                       26                (1)
     Gain on sales of assets                            416               531
     Other, net                                           6               662
                                                 -----------       -----------
     Total other income (expense)                       448             1,192
                                                 -----------       -----------
  Net income before income
     tax provision                                    3,226            13,471
  Provision for income taxes                             --              (276)
                                                 -----------       -----------

  Net income                                     $    3,226    $       13,195
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Nine months ended December 31, 2002 and 2001 (Unaudited)
                   (In thousands, except per share data)




                                                      Nine months ended
                                                         December 31,
                                                 -----------------------------
                                                    2002              2001
                                                 -----------       -----------

Net income per common share:

  Basic                                       $        .60       $       2.56
  Diluted                                              .57               2.44
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,417,936         5,164,677
  Diluted                                         5,673,024         5,413,121
                                                 ===========       ===========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                     STATEMENTS OF STOCKHOLDERS EQUITY

            Nine Months Ended December 31, 2002 (Unaudited) and

                    Year Ended March 31, 2002 (Audited)

                              (In thousands)




                                                                     Accumulated
                      Common Stock       Additional                     Other       Treasury Stock       Total
                     --------------       Paid-In     Accumulated   Comprehensive   --------------    Stockholders'
                     Shares  Amount       Capital       Deficit     Income (Loss)   Shares  Amount       Equity
                     ------  ------       -------     -----------   -------------   ------  ------    ------------
Balance,
  March 31, 2002     6,668   $  667     $ 71,492       $(36,187)       $ 10         1,269  $(150)      $ 35,832

Exercise of
  Stock Options         30        3          142             --          --            --     --            145

Issuance of Stock       10        1          264             --          --            --     --            265

Net Income              --       --           --          3,226          --            --     --          3,226

Other comprehensive
 loss, net of tax
   Unrealized loss
  on marketable
  equity securities     --       --           --             --         (10)           --     --            (10)
                                                                                                       --------
Comprehensive
 Income                 --       --           --             --          --            --     --          3,216
                                                                                                       --------
Balance,
  December 31,
    2002             6,708    $ 671     $ 71,898       $(32,961)       $ --         1,269  $(150)      $ 39,458
                     =====    ======    ========       =========       =====       ======  ======      =========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 2002 and 2001 (Unaudited)
                                 (In thousands)

                                                Nine months ended December 31,
                                                ------------------------------
                                                    2002              2001
                                                ------------      ------------
Cash flows from operating activities:
  Net income                                       $ 3,226       $   13,195
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                 5,121            4,971
       Dry holes and abandonments                      420              968
       Writedown of properties                           -              100
       Gain on sales of assets                        (416)            (531)
       Changes in assets and liabilities:
        Trade receivables                            1,313            2,064
        Inventories and other assets                  (264)            (160)
        Trade payables                              (1,194)          (1,447)
        Accrued interest and other liabilities         416                1
                                                   --------         --------
         Total adjustments                           5,396            5,966
                                                   --------         --------
         Net cash provided by
          operating activities                       8,622            19,161

Cash flows from investing activities:
  Additions to property and equipment              (10,203)          (15,452)
  Proceeds from sales of property and
    equipment                                          674               724
  Insurance proceeds                                 1,104                --
                                                   --------          --------
         Net cash required by
          investing activities                      (8,425)          (14,728)

Cash flows from financing activities:
  Repayments of Bank Borrowings                         --            (1,080)
  Proceeds from exercise of stock options              145                --
  Issuance of common stock                             265             1,263
                                                   --------          --------
         Net cash provided
          by financing activities                      410               183
                                                   --------          --------
         Net increase in cash
          and cash equivalents                         607             4,616

Cash and cash equivalents at beginning
  of period                                          3,258               301
                                                   --------          --------
Cash and cash equivalents at end of
  period                                           $ 3,865         $   4,917
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


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 31, 2002 and March 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001, and the cash flows for the nine month periods ended December 31, 2002 and 2001.

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

                                           For the Nine Months Ended December 31,
                                            2002                            2001
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                                       Share                           Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
Income before extraordinary
item and accounting change       $3,226                           $13,195

Basic EPS
Income available to common
stockholders                      3,226   5,417,936   $ .60        13,195   5,164,677   $2.56

Effect of Dilutive Securities
Stock Options                               255,088                           248,444
                                  -----   ---------    ----        ------   ---------    ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                      $3,226   5,673,024   $ .57       $13,195   5,413,121   $2.44
                                  =====   =========    ====        ======   =========    ====

                                           For the Three Months Ended December 31,
                                            2002                            2001
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                                       Share                           Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
Income before extraordinary
item and accounting change       $  812                           $ 2,624

Basic EPS
Income available to common
stockholders                        812   5,430,628   $ .15         2,624   5,229,803   $ .50

Effect of Dilutive Securities
Stock Options                               229,903                           287,842
                                  -----   ---------    ----         -----   ---------    ----
Diluted EPS
Income available to common
stockholders + assumed
conversions                      $  812   5,660,531   $ .14       $ 2,624   5,517,645   $ .48
                                  =====   =========    ====         =====   =========    ====

Reclassifications

     Certain reclassifications have been made to the December 31, 2001 financial statements to conform to the December 31, 2002 presentation.

(3)  Debt

     Line of Credit

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at December 31, 2002. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.25% at December 31, 2002. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2003, at which time all outstanding principal and accrued and unpaid interest will be due in full. At December 31, 2002, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At December 31, 2002, the borrowing base amount was approximately $38 million.

     In addition to certain customary affirmative covenants, the loan agreement contains restrictions with respect to (i) incurring additional debt, (ii) incurring or permitting liens to exist on any of the Company's property, assets or revenues, (iii) declaring or paying dividends or other distributions on its capital stock (or acquiring any of its capital stock),
(iv) issuing capital stock, (v) entering into transactions with affiliates,
(vi) disposing of assets, and (vii) certain other matters. The loan agreement also contains financial covenants with respect to minimum tangible net worth, the current ratio and the ratio of total liabilities to net worth.

(4)  Stockholders' Equity

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

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2002        250,400     $4.125-4.5375   $ 1,035,375

Exercised                          (5,400)         4.125          (22,275
Forfeited                          (6,000)         4.5375         (27,225)
                                   ------      ------------     ---------

Outstanding December 31, 2002     239,000     $4.125-4.5375   $   985,875
                                  =======      ============     =========

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan. These nonqualified options were granted on September 1, 1998, subject to stockholder approval, at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock to four directors under the 1998 Plan. The nonqualified options were granted at an exercise price of $17.18 per share which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercise price of $11.50 per share which represented the fair market value on the date of the grant. These options become exercisable over a two year period ending October 10, 2003. On November 20, 2002, the Company granted options to purchase 98,000 shares of common stock to non-officer key employees under the 1998 Plan. These incentive options were granted at an exercise price of $15.93 per share which represented the fair market value on the date of the grant. These options were earned and exercisable on the date of the grant. At December 31, 2002, options to purchase 399,000 shares were outstanding under the 1998 Plan. The following sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2002        332,000      $11.50-17.18   $ 4,045,200

Exercised                         (20,000)          11.50        (230,000)
Forfeited                         (11,000)          11.50        (126,500)
Granted                            98,000           15.93       1,561,140
                                   ------      ------------     ---------

Outstanding December 31, 2002     399,000     $11.50-17.18    $ 5,249,840
                                  =======      ============     =========

     Directors' Fee Stock Plan

     On June 14, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. During the nine months ended December 31, 2002, 9,800 shares were issued under the Plan and the Company recognized approximately $147,000 as Directors' compensation expense.

     In connection with a private placement completed in February 1997, the Company issued a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expired unexercised on February 17, 2002.


(5)  Contingencies

     The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee intervened in the litigation on an individual basis. It was expected that these employees would file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC was seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors were seeking unspecified damages. The Company disputed the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intended to defend the lawsuits vigorously. On October 4, 2002, these lawsuits, including the lawsuits brought by the EEOC and the five intervenors, were settled within the Company's insurance policy limits.

     On May 8, 2002, the Company experienced an uncontrolled flow ("flow") on the Leiman #1 well in Loving County, Texas. The Company has a 25% working interest in this well. The uncontrolled flow was encountered while running a 7 " liner in the well bore. The flow was ultimately controlled with no injury to personnel or damage to the Company's rig or related equipment. The planned total depth of the well was approximately 22,000 feet but the uncontrolled flow was experienced at a depth of 19,115 feet. The well was not salvageable and has been plugged and abandoned. Costs associated with re-gaining control of the well and plugging and abandonment were approximately $1.5 million. The cost to re-drill the well to a depth of 19,115 feet is estimated to be $5.6 million. The Leiman #1R well was spudded on July 8, 2002. The Company has successfully drilled the Leiman #1R well to a final TD of 21,024 feet. A 5" liner was run and cemented in the well. Completion operations are ongoing. The Company has submitted claims for reimbursement from its insurance carrier, St. Paul's Surplus Lines, who has acknowledged coverage under both the control of well and re-drill/replacement well provisions under the Company's Operators Extra Expense insurance. An insurance receivable has been recorded for the Company's portion of the costs of the original Leiman #1 well. During the quarter ended December 31, 2002, the Company received approximately $626,000 for its working interest portion of insurance proceeds. The Company's working interest portion of the costs associated with re-drilling this well has been capitalized.


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

                    competition;

                    general economic conditions;

                    governmental regulations; and

                    receipt of amounts owed to the Company by purchasers of its production and counterparties to its hedging contracts.

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

     The Company assesses the need for an impairment of capitalized costs of oil and gas properties on a property-by property basis when impairment indicators are present. Impairment indicators include, but are not limited to, significant reductions in commodity prices, production or reserve volumes or unsuccessful drilling or workover activities. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. Management's estimate of future cash flows is based on their estimate of reserves and prices. Decreases in management's estimates of future prices or reserve volumes or actual results of drilling or workover activities could adversely impact management's estimate of future cash flows and result in future impairments of the carrying value of oil and gas properties.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The adoption of this statement had no impact on the Company's financial statements.

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

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company expects no impact to our financial statements as we do not anticipate exiting or disposing of any of our activities.

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The statement amends Statement No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements the Company must make in annual and interim financial statements regarding its method of accounting for stock-based compensation. This statement is effective for financial statements for fiscal years ending prior to December 15, 2002 with early application of the disclosure requirements encouraged. The expected impact to the Company will only be in the form of disclosure as the Company does not intend to change its method of accounting for stock-based compensation.

Results of Operations

     Total revenues were $9,003,000 and $28,178,000 for the three and nine months ended December 31, 2002 which represents a 26% and 34% decrease, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 95% and 90% for the three and nine months ended December 31, 2002 versus 83% and 71% for the same periods of the prior year. The operating results were negatively affected by a decrease in demand for the Company's contract drilling services which resulted in a decrease in rig utilization rates. The Company has also experienced a decrease in the average price received for its contract drilling services. Rig utilization rates were 52% for both the three and nine months ended December 31, 2002 compared to 63% and 71% for the three and nine months ended December 31, 2001.

     Oil and gas revenues increased by approximately 5% and 7%, for the three and nine months ended December 31, 2002 when compared to the same periods of the prior year, respectively. The following table sets forth certain information relating to crude oil and natural gas produced:





                             Three months ended         Nine months ended
                                December 31,               December 31,
                            ----------------------      ------------------
                              2002        2001           2002        2001
                            -------      -------        ------     -------
     Quantities Produced
     -------------------
     Oil (bbls)             29,775       34,952       111,770        95,801
     Gas (mcf)             213,141      190,703       745,223       536,740

     Average Price
     -------------
     Oil (bbls)            $ 26.67      $ 21.82       $ 24.60       $ 24.38
     Gas (mcf)             $  3.24      $  2.72       $  2.86       $  3.93


     Average Daily Production
     ------------------------
     Oil (bbls)                324          380           406           348
     Gas (mcf)               2,317        2,073         2,710         1,952

     Oil and gas production expenses increased approximately 1% and 8% for the three and nine months ended December 31, 2002 when compared to the same period in 2001. These increases are primarily attributable to a general rise in the cost of services and supplies which are included in production expenses.

     General and administrative expenses increased primarily as a result of an increase in insurance expenses and directors' fees.

     Net working capital was $10.4 million at December 31, 2002 compared to $9.1 million at March 31, 2002.

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


Liquidity and Capital Resources

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at December 31, 2002. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.25% at December 31, 2002. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2003, at which time all outstanding principal and accrued and unpaid interest will be due in full. At December 31, 2002, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At December 31, 2002, the borrowing base amount was approximately $38 million.

     The Company may in the future have to reserve a trade receivable from one specific customer. At December 31, 2002, the customer owed the Company approximately $2.1 million, of which approximately $.9 million was over 90 days past due. Since the end of the quarter the customer has paid approximately $281,000 related to this receivable. Currently this receivable is not specifically reserved as the customer is making cash payments to the Company and collection efforts are ongoing. If our evaluation of this receivable changes in the future, the Company may have to reserve a portion or the total amount of this receivable.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for the Company include fluctuations in commodity prices and interest rate fluctuations. At December 31, 2002, the Company had not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results are significantly affected by fluctuations in commodity prices caused by changing market forces.

     Historically, the Company has not entered into hedging arrangements for its oil and gas production and it does not have any delivery commitments.
The Company may, in the future, attempt to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company would have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the
quantity hedge.   If the floating price exceeds the fixed price, the Company would be required to pay the counterparty this difference multiplied by the quantity hedged. In this case, the Company would be required to pay the difference regardless of whether it had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging could also prevent the hedging party from receiving the full advantage of increases in oil and gas prices above the fixed amount specified in the hedge.

     Interest Rate Risk - At December 31, 2002 the Company had no borrowings outstanding under its loan agreement. However, when it does have outstanding borrowings, the Company's exposure to changes in interest rates primarily results from short term changes in its bank's prime rate.


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

PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a defendant in various lawsuits generally incidental to its business. In addition, in August 2001, the Equal Employment Opportunity Commission ("EEOC") filed suit in the El Paso Division of the United States District Court for the Western District of Texas. The suit involved a claim of hostile work environment made on behalf of four former employees. In May, 2002, the Court transferred the cause to the Midland/Odessa Division. The employees on behalf of whom the Equal Employment Opportunity Commission originally brought suit and one additional employee intervened in the litigation on an individual basis. It was expected that these employees would file additional state common law causes of action arising out of the allegations of hostile work environment. The EEOC was seeking back pay, front pay, pecuniary losses and punitive damages of an unspecified amount. The intervenors were seeking unspecified damages. The Company disputed the claims made by the Equal Employment Opportunity Commission and the anticipated claims by the intervenors and intended to defend the lawsuits vigorously. On October 4, 2002, these lawsuits, including the lawsuits brought by the EEOC and the five intervenors, were settled within the Company's insurance policy limits.




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

      Exhibit 10.21 - Retention Agreement, dated November 8, 2002, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.21 of Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

      Exhibit 10.22 - Retention Agreement, dated November 8, 2002, between Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.22 of Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

      Exhibit 10.23 - Retention Agreement, dated November 8, 2002, between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.23 of Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

      Exhibit 10.24 - Retention Agreement, dated November 8, 2002, between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.24 of Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

      Exhibit 10.25 - Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

      Exhibit 10.26 - Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9, 2000)

      Exhibit 99.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




February 12, 2003                By:  /s/  Patricia R. Elledge
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

Date: February 12, 2003.



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

Date: February 12, 2003.



                                   /s/ Patricia R. Elledge
                                   ------------------------------
                                   Patricia R. Elledge, Principal
                                   Financial Officer

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

Exhibit 10.20       Directors' Fee Stock Plan (Incorporated by reference to
                    Exhibit 10.20 in Registrant's Annual Report on Form 10-K dated June 15, 2001)

Exhibit 10.21 Retention Agreement, dated November 8, 2002, between Thomas C. Brown and the Registrant. (Incorporated by reference to Exhibit 10.21 in Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

Exhibit 10.22 Retention Agreement, dated November 8, 2002, between Jeffrey D. Phillips and the Registrant. (Incorporated by reference to Exhibit 10.22 in Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

Exhibit 10.23 Retention Agreement, dated November 8, 2002, between Patricia R. Elledge and the Registrant. (Incorporated by reference to Exhibit 10.23 in Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

Exhibit 10.24       Retention Agreement, dated November 8, 2002, between Don
                    H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.24 in Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

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

                                                            Exhibit 99.1


                               CERTIFICATION

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Thomas C. Brown, the Chairman of the Board of Directors and Chief Executive Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10Q of the Company for the quarter ended December 31, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: February 12, 2003           /s/ Thomas C. Brown
                                   ---------------------------------------
                                       Thomas C. Brown, Chairman
                                       of the Board of Directors and Chief
                                       Executive Officer

                                                       Exhibit 99.2


                               CERTIFICATION

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Patricia R. Elledge, the Chief Financial Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10Q of the Company for the quarter ended December 31, 2002 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: February 12, 2003           /s/ Patricia R. Elledge
                                   ----------------------------------------
                                       Patricia R. Elledge, Chief Financial
                                       Officer