Form 10-Q
period 2003-06-30
TMBR SHARP DRILLING INC
filed 2003-08-14
CIK 751288

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

    Registrant's telephone number (including area code) (432) 699-5050

                                    N/A
          (Former name, former address and former fiscal year,
                      if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes ____   No   X

     At August 5, 2003, 5,497,636 shares of the issuer's common stock, $.10 par value, were outstanding.

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, June 30, 2003 and
             March 31, 2003 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended June 30, 2003 and 2002 . . . . . . . . . . . . .   5

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   7

           Statements of Cash Flows, Three Months
             Ended June 30, 2003 and 2002  .. . . . . . . . . . . .   8

           Notes to Financial Statements. . . . . . . . . . . . . .   9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  18

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  27

  Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .  28


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  28

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  29

PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2003 (Unaudited) and March 31, 2003
                    (In thousands, except share data)


                                                     June 30,
                                                      2003          March 31,
  ASSETS                                           (Unaudited)        2003
  ------                                          -------------   -------------

Current assets:
  Cash and cash equivalents                       $   5,603       $     4,431
   Trade receivables,
    net of allowance for doubtful
    accounts of $941 on both
    June 30 and March 31, 2003                        9,497            10,484
    Insurance Receivable                                 --             1,063
  Inventories                                           251               101
  Deposits                                              782               782
  Other                                               1,432             1,231
                                                    --------          --------
    Total current assets                             17,565            18,092
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 65,991            63,531
  Oil and gas properties, based on
    successful efforts accounting                    44,702            42,756
  Other property and equipment                        3,877             3,874
                                                    --------          --------
                                                    114,570           110,161

Less accumulated depreciation,
  depletion and amortization                        (81,171)          (79,695)
                                                    --------          --------

    Net property and equipment                       33,399            30,466
                                                    --------          --------

Deferred tax asset                                    6,223             6,760
Other assets                                            173               173
                                                    --------          --------
    Total assets                                   $ 57,360           $ 55,491
                                                    ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
               June 30, 2003 (Unaudited) and March 31, 2003
                     (In thousands, except share data)


                                                   June 30,
                                                     2003            March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)          2003
------------------------------------             ------------       -----------

Current liabilities:
  Trade payables                                  $   6,011           $ 6,548
  Other                                               2,385             2,275
  Asset Retirement Obligation                           174                --
                                                    --------          --------
     Total current liabilities                        8,570             8,823

Long Term Liabilities:
  Asset Retirement Obligation                           462                --
                                                    --------          --------
      Total Liabilities                               9,032             8,823
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,766,375 and 6,738,125
    shares at June 30, and
    March 31, 2003, respectively                        677               674
  Additional paid-in capital                         72,617            72,219
  Accumulated deficit                               (24,816)          (26,075)
  Treasury stock-common, 1,268,739
    shares at June 30, and
    March 31, 2003, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      48,328            46,668
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 57,360          $ 55,491
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2003 and 2002 (Unaudited)
                     (In thousands, except share data)

                                                        Three months ended
                                                             June 30,
                                                 -----------------------------
                                                      2003              2002
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     9,379       $     7,743
     Oil and gas                                      2,754             1,685
                                                 -----------       -----------
         Total revenues                              12,133             9,428
                                                 -----------       -----------
  Operating costs and expenses:
     Contract drilling                                6,398             5,265
     Oil and gas production                             513               474
     Dry holes and abandonments                          48                28
     Exploration                                         56                --
     Depreciation, depletion and
       amortization                                   1,770             1,721
     General and administrative                         950               930
     Accretion of asset retirement
        obligation                                       12                --
                                                 -----------       -----------
         Total operating costs
           and expenses                               9,747             8,418
                                                 -----------       -----------
         Operating income                             2,386             1,010
                                                 -----------       -----------
  Other income (expense):
     Interest, net                                       14                11
     Gain on sales of assets                             17                46
     Merger costs                                      (620)               --
     Other, net                                          13                 4
                                                 -----------       -----------
     Total other income (expense)                      (576)               61
                                                 -----------       -----------
  Income before income tax provision
     and cumulative effect of change
     in accounting principle                          1,810             1,071
  Income tax provision (benefit)
     Current                                             36                --
     Deferred                                           579                --
                                                 -----------       -----------
  Income before cumulative effect of
     change in accounting principle                   1,195             1,071
  Cumulative effect of change in
     accounting principle, net of related
     tax benefit of approximately $33                    64                --
                                                 -----------       -----------
  Net income                                      $   1,259     $       1,071
                                                 ===========       ===========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
           Three months ended June 30, 2003 and 2002 (Unaudited)
                      (In thousands, except share data)




                                                       Three months ended
                                                            June 30,
                                                  -----------------------------
                                                     2003              2002
                                                  -----------       -----------

Net income per common share:

  Basic:
    Income before cumulative effect of
      change in accounting principle             $     .22         $      .20
    Cumulative effect of change in
      accounting principle                             .01                 --
                                                  -----------       -----------
    Net income                                   $     .23         $      .20
                                                  ===========       ===========

  Diluted
    Income before cumulative effect of
      change in accounting principle             $     .21         $      .19
    Cumulative effect of change in
      accounting principle                             .01                 --
                                                  -----------       -----------
    Net income                                   $     .22         $      .19
                                                  ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,486,891         5,402,873
  Diluted                                         5,738,233         5,643,875
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY

               Three Months Ended June 30, 2003 (Unaudited)
                              (In thousands)




                          Common Stock       Additional                      Treasury Stock         Total
                         --------------       Paid-In       Accumulated      --------------      Stockholders'
                         Shares  Amount       Capital         Deficit         Shares  Amount         Equity
                         ------  ------       -------       -----------       ------  ------      ------------
Balance,
  March 31, 2003         6,738   $  674       $ 72,219         $(26,075)       1,269  $(150)        $ 46,668

Exercise of
  Stock Options             28        3            322               --           --     --              325

Effect of Stock
  Option Exercise            -        -             76                -            -      -               76

Net Income                  --        -             --            1,259           --     --            1,259


Balance,
  June 30, 2003          6,766    $ 677       $ 72,617         $(24,816)       1,269  $(150)        $ 48,328
                         =====    ======      ========         =========      ======  ======        =========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                            STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 2003 and 2002 (Unaudited)
                                 (In thousands)

                                                  Three months ended June 30,
                                                  ---------------------------
                                                    2003              2002
                                                  ---------        ----------
Cash flows from operating activities:
  Net income                                       $ 1,259        $   1,071
  Adjustments to reconcile net income
  to net cash provided by operating activities:
       Depreciation, depletion and
        amortization                                 1,770            1,721
       Accretion of asset retirement obligation         12               --
       Cumulative effect of change in accounting
        principle                                      (64)              --
       Deferred tax provision                          579
       Dry holes and abandonments                       48               28
       Gain on sales of assets                         (17)             (46)
       Changes in assets and liabilities:
        Trade receivables                              987             (569)
        Insurance receivable                         1,063               --
        Inventories and other assets                  (351)               9
        Trade payables                                (537)           1,064
        Accrued interest and other liabilities         110              684
                                                   --------         --------
         Total adjustments                           3,600            2,891
                                                   --------         --------
         Net cash provided by
          operating activities                       4,859            3,962

Cash flows from investing activities:
  Additions to property and equipment               (4,058)          (3,978)
  Proceeds from sales of property and
    equipment                                           46               43
                                                   --------         --------
         Net cash required by
          investing activities                      (4,012)          (3,935)

Cash flows from financing activities:
  Proceeds from exercise of stock options              325               94
  Issuance of common stock                              --               76
                                                   --------         --------
         Net cash provided
          by financing activities                      325              170
                                                   --------         --------
         Net increase in cash
          and cash equivalents                       1,172              197

Cash and cash equivalents at beginning
  of period                                          4,431            3,258
                                                   --------         --------
Cash and cash equivalents at end of
  period                                           $ 5,603        $   3,455
                                                   ========         ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS



     The amounts presented in the balance sheet as of March 31, 2003 were derived from the Company's audited financial statements included in its Form 10-K Report filed for the year then ended. The notes to such statements are incorporated herein by reference.


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of June 30, 2003 and March 31, 2003, the results of operations for the three months ended June 30, 2003 and 2002, and the cash flows for the three month periods ended June 30, 2003 and 2002.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the related notes in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


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

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

                                             For the Three Months Ended June 30,
                                            2003                            2002
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                   Net                 Share        Net                Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
                                              (In thousands, except per share data)

Basic EPS                       $ 1,259     5,487    $ .23       $ 1,071       5,403   $ .20

Effect of Dilutive Securities
Stock Options                                 251                                241
                                  -----   ---------    ----        -----    ---------    ----

Diluted EPS                     $ 1,259     5,738    $ .22       $ 1,071       5,644   $ .19
                                  =====   =========    ====       ======    =========    ====


                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

Stock Based Employee Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting For Stock-based Compensation, Transition and Disclosure" ("SFAS 148"), requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. See Note 4 "Stockholders' Equity."

     The SFAS 123 pro forma information for the quarters ended June 30, 2003 and 2002 is as follows:

                                                      Quarters ended June 30,
                                                ------------------------------------

                                                      2003                  2002
                                                  ------------           -----------
                                              (In thousands, except per share amounts)
Net income, as reported                            $   1,259             $   1,071
Add: Stock-based employee compensation
  expense included in net income,
  net of tax                                              --                    78
Deduct: Stock-based employee compensation
  expense determined under fair value based
  method (SFAS 123), net of tax                         (210)                 (490)
                                                  -----------             ----------

     Net income, pro forma                         $   1,049             $     659

Basic
     Net income per common share, as reported      $    0.23             $    0.20
     Net income per common share, pro forma        $    0.19             $    0.12

Diluted
     Net income per common share, as reported      $    0.22             $    0.19
     Net income per common share, pro forma        $    0.18             $    0.12


                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS


Reclassifications

     Certain reclassifications have been made to the June 30, 2002 financial statements to conform to the June 30, 2003 presentation.


(3)  Debt

     Line of Credit

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at June 30, 2003. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.00% at June 30, 2003. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2004, at which time all outstanding principal and accrued and unpaid interest will be due in full. At June 30, 2003, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At June 30, 2003, the borrowing base amount was approximately $41.5 million.

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

(4)  Stockholders' Equity

     1994 Stock Option Plan

     In July 1994, the Company adopted its 1994 Stock Option Plan (the "1994 Plan") which authorized the grant of options to purchase up to 750,000 shares

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 7, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2002, all of the shares were earned and exercisable. At June 30, 2003, options to purchase 240,000 common shares were outstanding under the 1994 Plan.

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

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

exercisable on November 20, 2003. The following sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2003        373,500      $11.50-17.18   $ 4,956,590

Exercised                         (28,250)        11.50          (324,875)
Forfeited                          (4,500)        11.50           (51,750)
                                  -------      ------------     ---------

Outstanding June 30, 2003         340,750     $11.50-17.18    $ 4,579,965
                                  =======      ============     =========

     Directors' Fee Stock Plan

     On June 14, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. No shares were issued during the three months ended June 30, 2003. The Company recognized approximately $49,000 as Directors' compensation expense which was paid in cash.

     In connection with a private placement completed in February 1997, the Company issued a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expired unexercised on February 17, 2002.


(5)  Contingencies

     The Company is a defendant in various lawsuits generally incidental to its business. The Company accrues for such items when liability is both probable and the amount can be reasonably estimated. The Company does not believe that the ultimate resolution of any of its existing lawsuits will have a material effect on its financial position or results of operations.

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

     Workers Compensation

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

     Retention Agreements.

     In November, 2002, the Company entered into retention agreements with ten of its employees. The retention agreements increase the likelihood that the Company will be able to rely on the continued dedication and availability of the services of the employees notwithstanding a change in control or proposed change in control of the Company and the associated personal uncertainties and risks. Generally, a "change in control" occurs on the date:


         any person becomes the beneficial owner of securities representing more than 50% of the combined voting power of the Company's outstanding securities;

         (i) the Company's shareholders approve the consolidation, merger or other business combination of the Company in which it is not the surviving or continuing corporation or pursuant to which shares of its common stock are converted into cash, securities or other property, or (ii) the Company's shareholders approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the Company's assets;

         the Company's shareholders approve any plan or proposal for the liquidation or dissolution of the Company:

         without the approval or recommendation of a majority of the Company's then existing board of directors, a third person causes or brings about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the board of directors or if a third

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

         person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the board of directors such that the then existing members of the Company's board of directors thereafter represent a minority of the total number of persons comprising the entire board; or

         any shares of any class of the Company's stock are purchased pursuant to a tender or exchange offer (other than an offer by the Company).

     Under the retention agreements, if (i) a change in control occurs or
(ii) an employee is terminated for other than dishonesty, conviction of a felony or the continued failure by the employee to perform the duties assigned to the employee, the employee will receive a bonus equal to the product of the employee's base salary paid by the Company during the preceding twelve months, multiplied by a factor ranging from 1.26 to 2.97. The Company has no obligation to pay the bonuses required under the retention agreements if an employee dies, becomes disabled, retires, ceases to act in his or her position or voluntarily terminates his or her employment prior to the occurrence of either of the events described in (i) and (ii) of this paragraph. Bonuses payable to an employee shall be reduced to the extent it is determined that such payments would exceed $1.00 less than three times the employee's "base amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the"Code"). The retention agreements remain in effect through December 31, 2003, and will be automatically extended for additional one year periods thereafter, unless by September 30 of any year the Company gives notice that a retention agreement will not be extended. The Company estimates the total bonuses payable under the change of control agreements is approximately $2.2 million.

(6)  Merger with Patterson-UTI Energy, Inc.

     On May 26, 2003, the Company entered into an Agreement and Plan of Merger, dated as of May 26, 2003, with Patterson-UTI Energy, Inc. and Patterson-UTI Acquisition, LLC, a Texas limited liability company and a wholly owned subsidiary of Patterson-UTI Energy, Inc. Under terms of the merger agreement, the Company will merge with and into Patterson-UTI Acquisition, LLC, with Patterson-UTI Acquisition, LLC being the surviving company.

     Subject to the terms and conditions in the merger agreement, each issued and outstanding share of the Company's common stock not owned directly or indirectly by Patterson-UTI Energy, Inc. or by TMBR/Sharp (except shares of common stock held by persons who object to the merger, and who comply with

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

all of the provisions of Texas law concerning the right of holders of shares of common stock to dissent from the merger and require appraisal of their common stock), will be converted into the right to receive $9.09 in cash and
0.312166 of a share of common stock, $.01 par value per share, of Patterson-UTI Energy, Inc. Patterson-UTI Energy, Inc. will pay each holder cash in lieu of any fractional shares.

     Under the terms of the merger agreement, the Company agreed not to solicit competing offers, but it may consider and accept an unsolicited offer if, based on advice of counsel, it believes it must do so in the exercise of its fiduciary duty. If the Company accepts an unsolicited offer, or its board of directors withdraws its recommendation in light of an unsolicited offer, or the shareholders do not vote to approve the merger because of an unsolicited offer, the Company would be required to pay to Patterson a breakup fee of $3.5 million.

     The merger is subject to customary conditions to closing, including approval by the Company's shareholders, and receipt by the Company and Patterson of opinions from their respective counsel that the consummation of the merger will constitute a reorganization within the meaning of Section 368(a)of the Code, as well as any necessary regulatory filings and approvals. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.


(7) Adoption of SFAS 143, "Accounting for Asset Retirement Obligations"

     Effective April 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the asset's useful life. The adoption of SFAS 143 resulted in an increase of total liabilities as retirement obligations were required to be recognized, the recorded cost of assets increased to include the retirement costs added to the carrying amount of the asset and operating expenses increased subsequent to April 1, 2003 due to the accretion of the retirement obligation.
Depletion and depreciation recognized in fiscal 2004 and subsequent periods will decrease since the salvage values assigned to these assets (now excluded from depreciation and depletion) exceeded the asset retirement costs recorded. The majority of the asset retirement obligations recorded by the Company relate to the plugging and abandonment of oil and gas wells. The Company adopted SFAS No. 143 on April 1, 2003, and recorded a discounted liability of approximately $619,000 for the future retirement obligation, an increase to property and equipment of approximately $444,000 and a benefit of approximately $64,000 (net of a deferred tax benefit of $33,000) as the

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

cumulative effect of change in accounting principle. There was no impact on the Company's cash flows as a result of adopting SFAS 143. Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional asset retirement liabilities, settled liabilities or revisions of estimated cash flows. Accretion expense of approximately $12,000 was recognized in the three months ended June 30, 2003.

     The following unaudited pro forma information has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on April 1, 2000.

                                         Three months
                                            Ended                  Year Ended
                                                        ---------------------------------
                                           June 30,     March 31,   March 31,   March 31,
                                            2002          2003         2002        2001
                                         ------------   ---------   ---------   ---------
                                             (In thousands, except per share amounts)

Net income
   As reported                            $ 1,071       $ 10,112    $  9,816    $ 8,308
    Reduction of Accretion of
        obligation (net of tax)               (11)           (48)        (39)       (29)
    Reduction of Depreciation and
        depletion (net of tax)                  8             33          41         24

    Pro forma                             $ 1,068       $ 10,097     $  9,818   $ 8,303

Basic net income per common share:
    As reported                           $   .20       $   1.86     $   1.88   $  1.67
    Pro forma                             $   .20       $   1.86     $   1.88   $  1.67

Diluted net income per common share:
    As reported                           $   .19       $   1.78     $   1.79   $  1.54
    Pro forma                             $   .19       $   1.78     $   1.79   $  1.54


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Some statements contained in this Form 10-Q report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology like "may," "will," "expect," "intend,""anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations of comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, no assurance can be given that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

                  fluctuations in prices of oil and gas;

                  future capital requirements and availability of financing;

                  risks associated with the drilling of wells;

                  competition;

                  general economic conditions;

                  timing and amount of future production of oil and natural gas;

                  governmental regulations;

                  operating costs and other expenses;

                  cash flow, anticipated liquidity and prospects for growth;

                  estimates of proved reserves and exploitation and exploration opportunities; and

                  marketing of oil and natural gas.

     For these and other reasons, actual results may differ materially from those projected or implied. Undue reliance should not be placed on forward-looking statements and projections of any future results should not be based on such statements.

     Before investing in our common stock, one should be aware that there are various risks associated with an investment. Some of these risk factors are described on page 17 in our Annual Report on Form 10-K dated March 31, 2003.


Critical Accounting Policies


     Our discussion and analysis of our financial condition and results of operation is based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, income taxes and contingencies and litigation, and are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

          The proved reserve information included in our report dated March 31, 2003 is based on estimates prepared by Joe C. Neal & Associates. Estimates prepared by others may be higher or lower than our estimates.

          Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

          Our shareholders should not assume that the present value of future net cash flows is the current market value of its estimated proved reserves. In accordance with SEC requirements, the estimates of discounted future net cash flows are based from proved reserves on prices and costs as of the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

          Our estimates of proved reserves directly impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense increases, reducing net income. Such a decline may result from property performance or from lower market prices or increases in costs, which may make it uneconomic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of our assessment of our oil and gas producing properties for impairment.

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

          Valuation of Deferred Tax Assets. We compute income taxes in accordance with SFAS No. 109. "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.


Merger with Patterson-UTI Energy, Inc.

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

     The merger is subject to customary conditions to closing, including approval by our shareholders, and receipt by us and Patterson of opinions from their respective counsel that the consummation of the merger will constitute a reorganization within the meaning of Section 368(a) of the Code, as well as any necessary regulatory filings and approvals. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

Recent Accounting Pronouncements

     In July, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted each period toward its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity reports a gain or loss upon settlement to the extent the actual costs differ from the recorded liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We adopted SFAS No. 143 on April 1, 2003. Upon adoption of SFAS No. 143, we recorded a benefit of $64,735 (net of tax) as the cumulative effect of the change in accounting principle. The majority of the asset retirement obligation recognized related to the projected cost to plug and abandon oil and gas wells.

     In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Most significantly, this Statement eliminates the requirement under Statement 4 to aggregate all gains and losses from extinguishment of debt, and if material, be classified as an extraordinary item. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion
30. Applying the provisions of Opinion 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. There is no current impact to us as we have no outstanding debt.

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

     SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", amends SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is required to be adopted for fiscal years ending after December 15, 2002.

     We currently account for stock-based compensation in accordance with APB Opinion No. 25 which allows recognition of compensation expense only to the extent that the fair market value is greater than the option price.

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

     FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without financial support from other parties. We do not expect the adoption of FIN No. 46 to have a material impact on our financial statements.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of FAS No. 150 to have a material impact on our financial statements.


Results of Operations


     Total revenues were $12.1 million for the three months ended June 30, 2003 which represents a 29% increase from the same period in the prior year. Operating expenses as a percent of revenues were 80% for the three months ended June 30, 2003 compared to 89% for the same period of the prior year. The operating results were positively affected by an increase in demand for our contract drilling services which resulted in an increase in rig utilization rates. We have also experienced a decrease in the average price received for our contract drilling services. Rig utilization rates were 66% for the three months ended June 30, 2003 compared to 51% for the three months ended June 30, 2002.

     Oil and gas revenues increased by approximately 63%, for the three months ended June 30, 2003 when compared to the same period of the prior year. The following table sets forth certain information relating to crude oil and natural gas produced:


                                                  Three Months Ended
                                                       June 30,
                                                   2003           2002
                                                 -------         -------

         Quantities Produced
         -------------------
         Oil (bbls)                               40,624          46,388
         Gas (mcf)                               288,684         261,572

         Average Price
         -------------
         Oil (bbls)                              $ 29.35         $ 22.82
         Gas (mcf)                               $  5.41         $  2.40

         Average Daily Production
         ------------------------
         Oil (bbls)                                  446             510
         Gas (mcf)                                 3,172           2,874



     Oil and gas production expenses increased by approximately 8%, for the three months ended June 30, 2003 when compared to the same period of the prior year, which can be attributed primarily to increases in production taxes. The decrease in quantities of oil produced can be attributed to the production, in the quarter ended June 30, 2002, of two oil wells. These wells were in the initial production period in the prior year's quarter and had several months production included due to various reasons, including delays in completing division orders. In addition, quantities were affected by normal declining production.

     General and administrative expenses, and depreciation, depletion and amortization expenses remained relatively flat. Other expenses increased as approximately $620,000 was expended as a result of the proposed merger with Patterson-UTI Energy, Inc. (See Note 6).

     Net working capital was $9.0 million at June 30, 2003 compared to $9.3 million at March 31, 2003.



Income Taxes

     At March 31, 2003, we had approximately $33.0 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon our ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000 and we estimate approximately $10.3 million expired in fiscal 2003. Our ability to utilize our NOL carryforwards may be substantially limited in the future under the Code. If we experience an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. We estimate that we will be able to utilize approximately $3.9 million of NOL carryforwards in fiscal
2003 to reduce taxable income. As of June 30, 2003, we do not believe an ownership change has occurred. However, if the merger with Patterson is completed, we believe that a change of control would occur and utilization of future NOL carryforwards would be limited.

     We assess the need for a valuation allowance against our deferred tax assets based on whether we believe that it is more likely than not that the deferred tax asset is realizable. As of June 30, 2002, we fully reserved our deferred tax asset as we determined that realization of any portion of the deferred tax asset was not more likely than not. Realization of the deferred tax asset requires us to generate future taxable income. During fiscal 2003, after considering increases in commodity prices, recent utilization of NOL carryforwards to reduce taxable income, and the anticipated expiration of NOL carryforwards, we determined that it was more likely than not that a portion of the deferred tax assets was realizable. Accordingly, a benefit of approximately $6.8 million was recognized during the quarter ended March 31, 2003 as the valuation allowance was reduced. In addition, during fiscal 2003 the valuation allowance was reduced through the utilization of NOL carryforwards to reduce taxable income as well as the expiration of unused NOL carryforwards.

     Our effective tax rate for the quarter ended June 30, 2002 differs from the statutory tax rate of 34% primarily due to the utilization of NOLs.

     We utilize an asset and liability approach for financial accounting and reporting for income taxes. We have a deferred tax asset primarily due to our NOL carryforwards.


Liquidity and Capital Resources

     In June, 2000, we entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at June 30, 2003. The facility is secured by our drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.00% at June 30, 2003. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2004, at which time all outstanding principal and accrued and unpaid interest will be due in full. At June 30, 2003, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of our accounts receivable and the value of our inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by us, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At June 30, 2003, the borrowing base amount was approximately $41.5 million.

     We may in the future have to reserve a trade receivable from one customer. At June 30, 2003, the customer owed us approximately $1.5 million, of which approximately $.9 million was over 90 days past due. Since the end of the quarter the customer has paid approximately $197,000 related to this receivable. Currently this receivable is not specifically reserved as the customer is making cash payments to us and collection efforts are ongoing.
If our evaluation of this receivable changes in the future, we may have to reserve a portion or the total amount of this receivable.

     If the merger with Patterson is not completed, we anticipate that funds for our capital expenditures in fiscal 2004 will be available from a combination of sources, including (i) borrowings under the line of credit,
(ii) funds raised through issuances of
equity or debt securities in public or private transactions, and (iii) internally generated funds.

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

     In recent years, oil and gas prices have been extremely volatile.
Prices are affected by market supply and demand factors as well as by actions of state and local agencies, the U.S. and foreign governments and international cartels. We have no way of accurately predicting the supply of and demand for oil and gas, domestic or international political events or the effects of any such factors on the prices we receive for our oil and gas.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for us includes fluctuations in commodity prices and interest rate fluctuations. At June 30, 2003, we were not a party to any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

     Commodity Price Risk - We produce and sell crude oil, natural gas and natural gas liquids. As a result, our operating results are significantly affected by fluctuations in commodity prices caused by changing market forces.

     Historically, we have not entered into hedging arrangements for our oil and gas production and we does not have any delivery commitments. We may, in the future, attempt to reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. In a typical hedge transaction, we would have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating
price based on a market index, multiplied by the quantity hedged.   If the
floating price exceeds the fixed price, we would be required to pay the counterparty this difference multiplied by the quantity hedged. In this case, we would be required to pay the difference regardless of whether we had sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require us to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging could also prevent the hedging party from receiving the full advantage of increases in oil and gas prices above the fixed amount specified in the hedge.

     Interest Rate Risk - At June 30, 2003 we had no borrowings outstanding under our loan agreement. However, when we do have outstanding borrowings, our exposure to changes in interest rates primarily results from short term changes in our bank's prime rate.


Item 4.  Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 was evaluated by our management, with the participation of our Chief Executive Officer, Thomas C. Brown (principal executive officer), and our Controller/Treasurer, Patricia R. Elledge (principal financial officer). Mr. Brown and Ms. Elledge have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     We are a defendant in various lawsuits generally incidental to our business. We accrue for such items when a liability is both probable and the amount can be reasonable estimated. We do not believe that the ultimate resolution of any of our existing lawsuits will have a material effect on our financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

      Exhibit 2.1 - Agreement and Plan of Merger by and among the Registrant, Patterson-UTI Energy, Inc. and Patterson-UTI Acquisition,
          LLC, dated May 26, 2003 (Incorporated by reference to Exhibit
          2.1 to Registrant's Current Report on Form 8-K dated May 27, 2003)

     *Exhibit 31.1 - Certification of principal executive officer

     *Exhibit 31.2 - Certification of principal financial officer

     *Exhibit 32.1 - Certification of Chief Executive Officer pursuant to 18
          U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Exhibit 32.2 - Certification of Controller/Treasurer (chief financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------
     *Filed herewith

     (b)  Reports on Form 8-K:

          (1) On May 27,2003, the Company filed a Current Report on Form 8-K, dated May 26, 2003 announcing under items 5 and 7 thereof the Company's definitive merger agreement with Patterson-UTI Energy, Inc.

          (2) On June 27, 2003, the Company filed a Current Report on Form 8-K, dated June 27, 2003 furnishing under items 7, 9 and 12 thereof the Company's public announcement of its annual financial results for the fiscal year ended March, 31, 2003.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




August 14, 2003                  By:  /s/  Patricia R. Elledge
---------------                       --------------------------
     Date                                  Patricia R. Elledge
                                           Controller/Treasurer

                                     (Ms.Elledge is the principal financial
                                      officer and has been duly authorized
                                      to sign on behalf of the Registrant)

                             INDEX TO EXHIBITS


Description
-----------

 Exhibit 2.1 Agreement and Plan of Merger by and among the Registrant, Patterson-UTI Energy, Inc. and Patterson-UTI Acquisition, LLC, dated May 26, 2003. (Incorporated by reference to
                    Exhibit 2.1 to Form 8-K dated May 27, 2003)

*Exhibit 31.1       Certification of principal executive officer

*Exhibit 31.2       Certification of principal financial officer

*Exhibit 32.1       Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.2       Certification of Controller/Treasurer (chief financial
                    officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------------
*Filed herewith

                                                       Exhibit 31.1
                               CERTIFICATION


     I, Thomas C. Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TMBR/Sharp Drilling, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 14, 2003              /s/ Thomas C. Brown
                                   -----------------------------
                                   Thomas C. Brown
                                   Chief Executive Officer
                                   (principal executive officer)

                                                       Exhibit 31.2

                               CERTIFICATION
                               -------------


     I, Patricia R. Elledge, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of TMBR/Sharp Drilling, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 14, 2003              /s/ Patricia R. Elledge
                                   -----------------------------
                                   Patricia R. Elledge
                                   Controller/Treasurer
                                   (principal financial officer)

                                                              Exhibit 32.1


                               CERTIFICATION
                               -------------

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Thomas C. Brown, the Chairman of the Board of Directors and Chief Executive Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14, 2003             /s/ Thomas C. Brown
                                   ---------------------------------------
                                       Thomas C. Brown, Chairman
                                       of the Board of Directors and Chief
                                       Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                             Exhibit 32.2


                               CERTIFICATION
                               -------------

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Patricia R. Elledge, the Controller/Treasurer (chief financial officer) of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: August 14, 2003             /s/ Patricia R. Elledge
                                   -----------------------------------------
                                   Patricia R. Elledge, Controller/Treasurer
                                   (chief financial officer)



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.