Form 10-Q
period 2003-09-30
TMBR SHARP DRILLING INC
filed 2003-11-14
CIK 751288

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 Form 10-Q
                           ____________________

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

                         Yes ____   No   X

     At November 3, 2003, 5,504,636 shares of the issuer's common stock, $.10 par value, were outstanding.

                         TMBR/SHARP DRILLING, INC.
                             FORM 10-Q REPORT

                                   INDEX



                                                                   Page No.

Part I.  Financial Information (Unaudited)

  Item 1.  Financial Statements

           Balance Sheets, September 30, 2003 and
             March 31, 2003 . . . . . . . . . . . . . . . . . . . .   3

           Statements of Operations, Three Months
             Ended September 30, 2003 and 2002 . .. . . . . . . . .   5

           Statements of Operations, Six Months
             Ended September 30, 2003 and 2002 . .. . . . . . . . .   7

           Statements of Stockholders'
             Equity . . . . . . . . . . . . . . . . . . . . . . . .   9

           Statements of Cash Flows, Six Months
             Ended September 30, 2003 and 2002  . . . . . . . . . .  10

           Notes to Financial Statements. . . . . . . . . . . . . .  11

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . .  21

  Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . . . . .  31

  Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . .  32


Part II.  Other Information

  Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  32

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  33



PART ONE - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  FINANCIAL STATEMENTS

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2003 (Unaudited) and March 31, 2003
                     (In thousands, except share data)


                                                 September 30,
                                                     2003           March 31,
  ASSETS                                          (Unaudited)         2003
  ------                                         -------------    -------------

Current assets:
  Cash and cash equivalents                       $   6,653       $     4,431
   Trade receivables,
    net of allowance for doubtful
    accounts of $941 on both
    September 30 and March 31, 2003                   7,284            10,484
    Insurance Receivable                                 --             1,063
  Inventories                                           197               101
  Deposits                                              782               782
  Other                                               1,415             1,231
                                                    --------          --------
    Total current assets                             16,331            18,092
                                                    --------          --------

Property and equipment, at cost:
  Drilling equipment                                 66,380            63,531
  Oil and gas properties, based on
    successful efforts accounting                    46,295            42,756
  Other property and equipment                        3,877             3,874
                                                    --------          --------
                                                    116,552           110,161

Less accumulated depreciation,
  depletion and amortization                        (83,297)          (79,695)
                                                    --------          --------

    Net property and equipment                       33,255            30,466
                                                    --------          --------

Deferred tax asset                                    5,928             6,760
Other assets                                            174               173
                                                    --------          --------
    Total assets                                   $ 55,688           $ 55,491
                                                    ========          ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                              BALANCE SHEETS
             September 30, 2003 (Unaudited) and March 31, 2003
                     (In thousands, except share data)


                                                  September 30,
                                                      2003           March 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)          2003
------------------------------------             ------------       -----------

Current liabilities:
  Trade payables                                  $   3,941           $ 6,548
  Other                                               2,120             2,275
  Asset Retirement Obligation                           179                --
                                                    --------          --------
     Total current liabilities                        6,240             8,823

Long Term Liabilities:
  Asset Retirement Obligation                           485                --
                                                    --------          --------
      Total Liabilities                               6,725             8,823
                                                    --------          --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued 6,772,375 and 6,738,125
    shares at September 30, and
    March 31, 2003, respectively                        677               674
  Additional paid-in capital                         72,644            72,219
  Accumulated deficit                               (24,208)          (26,075)
  Treasury stock-common, 1,268,739
    shares at September 30, and
    March 31, 2003, at cost                            (150)             (150)
                                                    --------          --------
     Total stockholders' equity                      48,963            46,668
                                                    --------          --------
     Total liabilities and
       stockholders' equity                        $ 55,688          $ 55,491
                                                    ========          ========

See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2003 and 2002 (Unaudited)
                     (In thousands, except share data)

                                                        Three months ended
                                                           September 30,
                                                 -----------------------------
                                                      2003              2002
                                                 -----------       -----------
  Revenues:
     Contract drilling                          $     8,176       $     8,038
     Oil and gas                                      2,495             1,709
                                                 -----------       -----------
         Total revenues                              10,671             9,747
                                                 -----------       -----------
  Operating costs and expenses:
     Contract drilling                                5,618             5,284
     Oil and gas production                             559               374
     Dry holes and abandonments                         278               317
     Exploration                                         19                22
     Depreciation, depletion and
       amortization                                   2,132             1,706
     General and administrative                         865               753
     Accretion of asset retirement
        obligation                                       13                --
                                                 -----------       -----------
         Total operating costs
           and expenses                               9,484             8,456
                                                 -----------       -----------
         Operating income                             1,187             1,291
                                                 -----------       -----------
  Other income (expense):
     Interest, net                                        2                 9
     Gain on sales of assets                              8                19
     Merger costs                                      (280)               --
     Other, net                                           5                24
                                                 -----------       -----------
     Total other income (expense)                      (265)               52
                                                 -----------       -----------
  Income before income tax provision                    922             1,343
                                                 -----------       -----------

  Income tax provision (benefit)
     Current                                             19                --
     Deferred                                           295                --
                                                 -----------       -----------
    Net income                                    $     608     $       1,343
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
        Three months ended September 30, 2003 and 2002 (Unaudited)
                     (In thousands, except share data)




                                                      Three months ended
                                                         September 30,
                                               -------------------------------
                                                    2003                2002
                                               -----------         -----------

Net income per common share:

  Basic                                          $     .11         $      .25
  Diluted                                              .11                .24
                                                 ===========       ===========


Weighted average number of
  common shares outstanding:

  Basic                                           5,500,400         5,420,143
  Diluted                                         5,768,949         5,641,929
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2003 and 2002 (Unaudited)
                     (In thousands, except share data)

                                                        Six months ended
                                                          September 30,
                                                 -----------------------------
                                                      2003              2002
                                                 -----------       -----------
  Revenues:
     Contract drilling                         $     17,555      $     15,780
     Oil and gas                                      5,249             3,395
                                                 -----------       -----------
         Total revenues                              22,804            19,175
                                                 -----------       -----------
  Operating costs and expenses:
     Contract drilling                               12,016            10,550
     Oil and gas production                           1,072               847
     Dry holes and abandonments                         326               344
     Exploration                                         75                22
     Depreciation, depletion and
       amortization                                   3,902             3,427
     General and administrative                       1,815             1,683
     Accretion of asset retirement
        obligation                                       25                --
                                                 -----------       -----------
         Total operating costs
           and expenses                              19,231            16,873
                                                 -----------       -----------
         Operating income                             3,573             2,302
                                                 -----------       -----------
  Other income (expense):
     Interest, net                                       16                20
     Gain on sales of assets                             25                65
     Merger costs                                      (900)               --
     Other, net                                          18                27
                                                 -----------       -----------
     Total other income (expense)                      (841)              112
                                                 -----------       -----------
  Income before income tax provision
     and cumulative effect of change
     in accounting principle                          2,732             2,414
  Income tax provision (benefit)
     Current                                             55                --
     Deferred                                           874                --
                                                 -----------       -----------
  Income before cumulative effect of
     change in accounting principle                   1,803             2,414
  Cumulative effect of change in
     accounting principle, net of related
     tax benefit of approximately $33                    64                --
                                                 -----------       -----------
  Net income                                      $   1,867     $       2,414
                                                 ===========       ===========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.
                         STATEMENTS OF OPERATIONS
         Six months ended September 30, 2003 and 2002 (Unaudited)
                     (In thousands, except share data)




                                                          Six months ended
                                                            September 30,
                                                 ------------------------------
                                                     2003              2002
                                                 -----------       ------------

Net income per common share:

  Basic:
    Income before cumulative effect of
      change in accounting principle             $     .33         $      .45
    Cumulative effect of change in
      accounting principle                             .01                 --
                                                 -----------       -----------
    Net income                                   $     .34         $      .45
                                                 ===========       ===========

  Diluted
    Income before cumulative effect of
      change in accounting principle             $     .31         $      .43
    Cumulative effect of change in
      accounting principle                             .01                 --
                                                 -----------       -----------
    Net income                                   $     .32         $      .43
                                                 ===========       ===========

Weighted average number of
  common shares outstanding:

  Basic                                           5,493,682         5,411,555
  Diluted                                         5,749,543         5,636,651
                                                 ===========       ===========


See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                    STATEMENTS OF STOCKHOLDERS' EQUITY

              Six Months Ended September 30, 2003 (Unaudited)
                              (In thousands)




                          Common Stock       Additional                      Treasury Stock         Total
                         --------------       Paid-In       Accumulated      --------------      Stockholders'
                         Shares  Amount       Capital         Deficit        Shares  Amount         Equity
                         ------  ------       -------       -----------      ------  ------      ------------
Balance,
  March 31, 2003         6,738   $  674       $ 72,219         $(26,075)       1,269  $(150)        $ 46,668

Exercise of
  Stock Options             34        3            349               --           --     --              352

Effect of Stock
  Option Exercise           --       --             76               --           --     --               76

Net Income                  --       --             --            1,867           --     --            1,867


Balance,
  September 30, 2003     6,772    $ 677       $ 72,644         $(24,208)       1,269  $(150)        $ 48,963
                         =====    ======      ========         =========      ======  ======        =========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.
                           STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 2003 and 2002 (Unaudited)
                                 (In thousands)

                                                 Six months ended September 30,
                                                 ------------------------------
                                                     2003              2002
                                                 -----------       ------------
Cash flows from operating activities:
  Net income                                       $ 1,867          $   2,414
  Adjustments to reconcile net income
  to net cash provided by
      operating activities:
       Depreciation, depletion and
        amortization                                 3,902              3,427
       Accretion of asset retirement obligation         25                 --
       Cumulative effect of change in accounting
        principle                                      (64)                --
       Deferred tax provision                          874
       Dry holes and abandonments                      326                344
       Gain on sales of assets                         (25)               (65)
       Changes in assets and liabilities:
        Trade receivables                            3,200              2,460
        Insurance receivable                         1,063                 --
        Inventories and other assets                  (281)               (94)
        Trade payables                              (2,607)            (2,404)
        Accrued interest and other liabilities        (155)               302
                                                   --------           --------
         Total adjustments                           6,258              3,970
                                                   --------           --------
         Net cash provided by
          operating activities                       8,125              6,384

Cash flows from investing activities:
  Additions to property and equipment               (6,366)            (6,662)
  Proceeds from sales of property and
    equipment                                          111                 52
  Insurance proceeds                                    --                478
                                                   --------           --------
         Net cash required by
          investing activities                      (6,255)            (6,132)

Cash flows from financing activities:
  Proceeds from exercise of stock options              352                 95
  Issuance of common stock                              --                100
                                                   --------           --------
         Net cash provided by financing activities     352                195
                                                   --------           --------
         Net increase in cash
          and cash equivalents                       2,222                447

Cash and cash equivalents at beginning of period     4,431              3,258
                                                   --------           --------
Cash and cash equivalents at end of period         $ 6,653          $   3,705
                                                   ========           ========
See accompanying notes to financial statements.

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS



     The amounts presented in the balance sheet as of March 31, 2003 were derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed for the year then ended. The notes to such statements are incorporated herein by reference.


(1) Management's Representation

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of September 30, 2003 and March 31, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002, and the cash flows for the six month periods ended September 30, 2003 and 2002.

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

                                         For the Six Months Ended September 30,
                                            2003                            2002
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                   Net                 Share        Net                Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
                                              (In thousands, except per share data)

Basic EPS                       $ 1,867     5,494     $ .34      $ 2,414      5,412    $ .45

Effect of Dilutive Securities
Stock Options                                 256                               225
                                  -----   ---------   -----        -----   ---------    -----

Diluted EPS                     $ 1,867     5,750     $ .32      $ 2,414      5,637    $ .43
                                  =====   =========   =====       ======   =========    =====

                                      -12-

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS


                                           For the Three Months Ended September 30,
                                            2003                            2002
                                 ---------------------------      --------------------------
                                                        Per                             Per
                                   Net                 Share        Net                Share
                                 Income    Shares     Amount      Income    Shares    Amount
                                 ------    ------    -------      ------    ------    ------
                                             (In thousands, except per share data)
Basic EPS                       $   608     5,500    $ .11       $ 1,343      5,420   $ .25

Effect of Dilutive Securities
Stock Options                                 269                               222
                                  -----   ---------    ----       ------   ---------    ----

Diluted EPS                     $   608     5,769    $ .11       $ 1,343      5,642   $ .24
                                  =====   =========    ====       ======   =========    ====

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

     The SFAS 123 pro forma information for the three and six months ended September 30, 2003 and 2002 is as follows:

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

                                                      Six months ended September 30,
                                                 -----------------------------------------
                                                      2003                      2002
                                                 --------------             --------------
                                                  (In thousands, except per share amounts)
Net income, as reported                             $   1,867                 $   2,414
Add: Stock-based employee compensation
  expense included in net income,
  net of tax                                               --                       100
Deduct: Stock-based employee compensation
  expense determined under fair value based
  method (SFAS 123), net of tax                          (419)                     (820)
                                                   ___________               ____________

     Net income, pro forma                          $   1,448                 $   1,694

Basic
     Net income per common share, as reported       $    0.34                 $    0.45
     Net income per common share, pro forma         $    0.26                 $    0.31

Diluted
     Net income per common share, as reported       $    0.32                 $    0.43
     Net income per common share, pro forma         $    0.25                 $    0.30


                                                    Three months ended September 30,
                                                 -------------------------------------
                                                      2003                  2002
                                                 --------------        ---------------
                                            (In thousands, except per share amounts)
Net income, as reported                             $     608                 $   1,343
Add: Stock-based employee compensation
  expense included in net income,
  net of tax                                               --                        23
Deduct: Stock-based employee compensation
  expense determined under fair value based
  method (SFAS 123), net of tax                          (210)                     (408)
                                                    ----------                ----------
     Net income, pro forma                          $     398                  $     958
                                                          ===                        ===
Basic
     Net income per common share, as reported       $    0.11                  $    0.25
     Net income per common share, pro forma         $    0.07                  $    0.18

Diluted
     Net income per common share, as reported       $    0.11                  $    0.24
     Net income per common share, pro forma         $    0.07                  $    0.17

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS


Reclassifications

     Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the September 30, 2003 presentation.


(3)  Debt

     Line of Credit

     In June, 2000, the Company entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at September 30, 2003. The facility is secured by the Company's drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.00% at September 30, 2003. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2004, at which time all outstanding principal and accrued and unpaid interest will be due in full. At September 30, 2003, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of the Company's accounts receivable and the value of its inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by the Company, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At September 30, 2003, the borrowing base amount was approximately $42.1 million.

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

     On September 3, 1996, the Company granted 465,000 shares of nonqualified stock options to key employees under the 1994 Plan. All of the nonqualified stock options granted on September 3, 1996 are earned and exercisable as of May 7, 1997. On September 1, 1998, the Company granted 240,000 shares of incentive stock options at a price of $4.125 to key employees under the 1994 Plan. On March 9, 2002, all of the shares were earned and exercisable. At September 30, 2003, options to purchase 234,000 common shares were outstanding under the 1994 Plan.

     1998 Stock Option Plan

     In September 1998, the Company adopted, subject to stockholder approval, its 1998 Stock Option Plan (the "1998 Plan") which authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock.
These options may be issued as either incentive or nonqualified stock options. The 1998 Plan provides that options may be granted to key employees or directors at a price not less than the fair market value of the shares on the date of grant. The Company granted options to purchase 50,000 shares of common stock to two outside directors under the 1998 Plan, subject to shareholder approval. These nonqualified options were granted at $4.125 per share and became exercisable on August 31, 1999, the date on which the stockholders of the Company approved and adopted the 1998 Plan. The fair market value of the Company's common stock on August 31, 1999 was $6.063 per share. As a result, the Company recognized approximately $97,000 in compensation expense related to these nonqualified options during the year ended March 31, 2000. On June 13, 2001, the Company granted options to purchase 40,000 shares of common stock to four directors under the 1998 Plan. The nonqualified options were granted at an exercise price of $17.18 per share which represented the fair market value on the date of the grant. On October 10, 2001, the Company granted options to purchase 292,000 shares of common stock to key employees under the 1998 Plan. These incentive options were granted at an exercise price of $11.50 per share which represented the fair market value on the date of the grant. Of these 292,000 shares of options granted, 222,000 become exercisable over a two year period ending October 10, 2003, 40,000 become exercisable over a five year period ending October 10, 2006 and 35,000 become exercisable over a four year period ending October 10, 2005. On November 20, 2002, the Company granted options to purchase 98,000 shares of common stock to non-officer key employees under the

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

1998 Plan. These incentive options were granted at an exercise price of $15.93 per share which represented the fair market value on the date of the grant. These options become earned and exercisable on November 20, 2003. The following sets forth certain information concerning these options.

                                   Number
                                     of                Option
                                   Shares           Exercise Price
                                 Underlying       -------------------
                                  Options         Per Share     Total
                                 ----------       -------------------

Outstanding March 31, 2003        373,500      $11.50-17.18   $ 4,956,590

Exercised                         (28,250)        11.50          (324,875)
Forfeited                          (5,500)        11.50           (63,250)
Forfeited                            (500)        15.93            (7,965)
                                  -------      ------------     ---------

Outstanding September 30, 2003    339,250     $11.50-17.18    $ 4,560,500
                                  =======      ============     =========

     Directors' Fee Stock Plan

     On June 14, 2001, the Company adopted the Directors' Fee Stock Plan (the "Plan") which authorizes the issuance of up to 25,000 shares of the Company's common stock. The Plan provides that 300 shares of the Company's common stock will be issued to each Non-employee Director for each Board of Directors' meeting attended and 100 shares of common stock to each Non-employee Director for each committee meeting attended. No shares were issued during the six months ended September 30, 2003. The Company recognized approximately $93,000 as Directors' compensation expense during the six months ended September 30, 2003, which was paid in cash.

     In connection with a private placement completed in February 1997, the Company issued a warrant to purchase 36,250 common shares with an exercise price of $13.20 per share. This warrant became exercisable on February 17, 1998 and expired unexercised on February 17, 2002.

(5)  Contingencies

     The Company is a defendant in various lawsuits generally incidental to its business. The Company accrues for such items when liability is both probable and the amount can be reasonably estimated. At September 30, 2003,

                         TMBR/SHARP DRILLING, INC.


                       NOTES TO FINANCIAL STATEMENTS

no amounts were accrued for existing lawsuits.   The Company does not believe
that the ultimate resolution of any of its existing lawsuits will have a material effect on its financial position or results of operations.

     Workers Compensation

     Currently the Company is covered under a $250,000 deductible plan. The Company is responsible for the first $250,000 per workers compensation claim. Prior to September 3, 2003, the Company was covered by a three year retroactive plan and was and continues to provide for its workers compensation claims based upon the most recent information available from its insurance carrier concerning claims and estimated costs. In future years, the Company may receive retroactive adjustments, both favorable and unfavorable, related to estimates of claim costs for previous years, which may be material to the Company's results of operations. No provision for retroactive adjustments to claim costs is recorded until the Company receives notification from its insurance carrier because this amount, if any, cannot be estimated.

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

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS


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

     Under the retention agreements, if (i) a change in control occurs or
(ii) an employee is terminated for other than dishonesty, conviction of a felony or the continued failure by the employee to perform the duties assigned to the employee, the employee will receive a bonus equal to the product of the employee's base salary paid by the Company during the preceding twelve months, multiplied by a factor ranging from 1.26 to 2.97. The Company has no obligation to pay the bonuses required under the retention agreements if an employee dies, becomes disabled, retires, ceases to act in his or her position or voluntarily terminates his or her employment prior to the occurrence of either of the events described in (i) and (ii) of this paragraph. Bonuses payable to an employee shall be reduced to the extent it is determined that such payments would exceed $1.00 less than three times the employee's "base amount" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the"Code"). The retention agreements remain in effect through December 31, 2003, and will be automatically extended for additional one year periods thereafter, unless by September 30 of any year the Company gives notice that a retention agreement will not be extended. The Company estimates the total bonuses payable and to be expensed under the change of control agreements is approximately $2.1 million.


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

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

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

     The merger is subject to customary conditions to closing, including approval by the Company's shareholders, and receipt by the Company and Patterson of opinions from their respective counsel that the consummation of the merger will constitute a reorganization within the meaning of Section 368(a)of the Code, as well as any necessary regulatory filings and approvals. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all. If consummated, management expects to pay retention bonuses of approximately $2.1 million that will be expensed at that time.

(7) Adoption of SFAS 143, "Accounting for Asset Retirement Obligations"

     Effective April 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Subsequently, the asset retirement cost is allocated to expense using a systematic and rational method over the asset's useful life. The adoption of SFAS 143 resulted in an increase of total liabilities as retirement obligations were required to be recognized, the recorded cost of assets increased to include the retirement costs added to the carrying amount of the asset and operating expenses increased subsequent to April 1, 2003 due to the accretion of the retirement obligation.
Depletion and depreciation recognized in fiscal 2004 and subsequent periods will decrease since the salvage values assigned to these assets (now excluded from depreciation and depletion) exceeded the asset retirement costs recorded. The majority of the asset retirement obligations recorded by the

                         TMBR/SHARP DRILLING, INC.

                       NOTES TO FINANCIAL STATEMENTS

Company relate to the plugging and abandonment of oil and gas wells. The Company adopted SFAS No. 143 on April 1, 2003, and recorded a discounted liability of approximately $619,000 for the future retirement obligation, an increase to property and equipment of approximately $444,000 and a benefit of approximately $64,000 (net of a deferred tax benefit of $33,000) as the cumulative effect of change in accounting principle. There was no impact on the Company's cash flows as a result of adopting SFAS 143. Subsequent to the adoption of SFAS 143, there has been no significant current period activity with respect to additional asset retirement liabilities, settled liabilities or revisions of estimated cash flows. Accretion expense of approximately $25,000 was recognized in the six months ended September 30, 2003.

     The following unaudited pro forma information has been prepared to give effect to the adoption of SFAS 143 as if it had been adopted on April 1, 2000.

                                         Six months
                                           Ended                  Year Ended
                                                         ---------------------------------
                                         September 30,   March 31,   March 31,   March 31,
                                             2002          2003        2002        2001
                                         -------------   ---------   ---------   ---------
                                             (In thousands, except per share amounts)
Net income
     As reported                          $ 2,414       $ 10,112    $  9,816    $ 8,308
    Reduction of Accretion of
        obligation (net of tax)               (22)           (48)        (39)       (29)
      Reduction of Depreciation and
        depletion (net of tax)                 24             33          41         24
                                           -------       --------     --------   -------
      Pro forma                           $ 2,416       $ 10,097     $  9,818   $ 8,303
                                           =======       ========     ========   =======
Basic net income per common share:
     As reported                          $   .45       $   1.86     $   1.88   $  1.67
     Pro forma                            $   .45       $   1.86     $   1.88   $  1.67

Diluted net income per common share:
     As reported                          $   .43       $   1.78     $   1.79   $  1.54
     Pro forma                            $   .43       $   1.78     $   1.79   $  1.54

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some statements contained in this Quarterly Report on Form 10-Q are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology like "may," "will," "expect," "intend,""anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations of comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, no assurance can be given that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 20, 2003. We do not anticipate SFAS No. 149 will have a material effect on future earnings.

     In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

     In connection with a review of the Company's financial statements by the staff of the Securities and Exchange Commission, the Company has been made aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 and SFAS No. 141, "Business Combinations," to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires registrants to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

     If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                                           September 30,
                                                     ________________________

                                                       2003            2002
                                                     ________________________
                                                          (In thousands)
INTANGIBLE ASSETS
Proved leasehold acquisition costs                  $ 4,459         $ 4,044
Unproved leasehold acquisition costs                  2,224           2,002
                                                     _______         _______
Total leasehold acquisition costs                     6,683           6,046
Less: Accumulated depletion                           2,813           2,865
                                                     _______         _______
Net leasehold acquisition costs                     $ 3,870         $ 3,181
                                                     =======         =======

     The reclassification of these amounts would not effect the method in which such costs are amortized or the manner in which the Company assesses impairment of capitalized costs. As a result, net income would not be affected by the reclassification.


Results of Operations


     Total revenues were $10.7 and $22.8 million for the three and six months ended September 30, 2003 which represents a 9% and 19% increase, respectively, from the same periods in the prior year. Operating expenses as a percent of revenues were 89% and 84% for the three and six months ended September 30, 2003 compared to 87% and 88% for the same periods of the prior year. The operating results were positively affected by a slight increase in demand for our contract drilling services which resulted in an increase in rig utilization rates. We have also experienced a decrease in the average price received for our contract drilling services. Rig utilization rates were 58% and 62% for the three and six months ended September 30, 2003 compared to 51% and 52% for the three and six months ended September 30, 2002.

     Oil and gas revenues increased by approximately 46% and 55% for the three and six months ended September 30, 2003 when compared to the same periods of the prior year. The following table sets forth certain information relating to crude oil and natural gas produced:

                                         Three Months Ended             Six Months Ended
                                            September 30,                 September 30,
                                          2003          2002            2003        2002
                                        -------       -------          -------    -------
       Quantities Produced
       -------------------
       Oil (bbls)                       40,478        35,607           81,102      81,995
       Gas (mcf)                       268,841       270,511          472,769     532,082

       Average Price
       -------------
       Oil (bbls)                      $ 29.45       $ 22.82          $ 29.40     $ 23.84
       Gas (mcf)                       $  4.84       $  2.40          $  5.15     $  2.71

       Average Daily Production
       ------------------------
       Oil (bbls)                          440           387              443         448
       Gas (mcf)                         2,922         2,940            2,583       2,907

     Oil and gas production expenses increased by approximately 50% and 27% for the three and six months ended September 30, 2003 when compared to the same periods of the prior year, which can be attributed primarily to increases in production taxes. The decrease in quantities of natural gas produced can be primarily attributed to one well in Pecos County, Texas that began production in the prior year and has experienced normal production declines.

     General and administrative expenses increased by approximately 15% and 8% for the three and six months ended September 30, 2003 when compared to the same periods in the prior year. This increase is a result of an increase in ad valorem and franchise taxes. Depreciation, depletion and amortization expenses increased primarily due to a natural gas well that began producing during the six months ended September 30, 2003. Other expenses increased during the quarter ended September 30, 2003 as approximately $280,000 was expended as a result of the proposed merger with Patterson-UTI Energy, Inc. (See Note 6).

     Net working capital was $10.1 million at September 30, 2003 compared to $9.3 million at March 31, 2003.


Income Taxes

     At March 31, 2003, we had approximately $33.0 million of unused net operating loss ("NOL") carryforwards for tax purposes. Use of these carryforwards is dependent upon our ability to generate taxable earnings in future periods. These carryforwards began to expire in fiscal 2000 and we estimate approximately $10.3 million expired in fiscal 2003. Our ability to utilize our NOL carryforwards may be substantially limited in the future under the Code. If we experience an ownership change under applicable provisions of the Code, the carryforward would be limited to an annual amount determined by specified interest rates and other variables. We estimate that we will be able to utilize approximately $3.9 million of NOL carryforwards in fiscal 2003 to reduce taxable income. As of September 30, 2003, we do not believe an ownership change has occurred. However, if the merger with Patterson is completed, we believe that a change of control would occur and utilization of future NOL carryforwards would be limited.

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

     Our effective tax rate for the three and six months ended September 30, 2002 differs from the statutory tax rate of 34% primarily due to the utilization of NOLs.

     We utilize an asset and liability approach for financial accounting and reporting for income taxes. We have a deferred tax asset primarily due to our NOL carryforwards.


Liquidity and Capital Resources

     In June, 2000, we entered into a second amended and restated loan agreement with Wells Fargo Bank Texas, N.A. The loan agreement provides for a $5.0 million revolving line of credit facility, of which $5.0 million was available at September 30, 2003. The facility is secured by our drilling rigs and related equipment, accounts receivable and inventory. Borrowings under the revolving facility bear interest at an annual rate equal to the bank's base rate, or 4.00% at September 30, 2003. Accrued and unpaid interest on outstanding principal is payable monthly. The loan facility matures on August 31, 2004, at which time all outstanding principal and accrued and unpaid interest will be due in full. At September 30, 2003, no amounts were outstanding under the loan facility. The principal amount outstanding at any one time may not exceed the lesser of $5.0 million or one-third of the borrowing base amount. The borrowing base amount is the sum of our accounts receivable and the value of our inventory, drilling rigs, drill pipe and related equipment. The borrowing base amount is redetermined quarterly by us, except that the bank may, in its discretion, make its own determination of the borrowing base which will be the controlling borrowing base amount. At September 30, 2003, the borrowing base amount was approximately $42.1 million.

     We may in the future have to reserve a trade receivable from one customer. At September 30, 2003, the customer owed us approximately $1.2 million, of which approximately $.4 million was over 90 days past due. Since the end of the quarter the customer has paid approximately $541,000 related to this receivable. Currently this receivable is not specifically reserved as the customer is making cash payments to us and collection efforts are ongoing. If our evaluation of this receivable changes in the future, we may have to reserve a portion or the total amount of this receivable.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The primary sources of market risk for us includes fluctuations in commodity prices and interest rate fluctuations. At September 30, 2003, we were not a party to any hedge arrangements, commodity swap agreements, commodity futures, options or other similar agreements relating to crude oil and natural gas.

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

     Interest Rate Risk - At September 30, 2003 we had no borrowings outstanding under our loan agreement. However, when we do have outstanding borrowings, our exposure to changes in interest rates primarily results from short term changes in our bank's prime rate.


Item 4.  Controls and Procedures

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934 was evaluated by our management, with the participation of our Chief Executive Officer, Thomas C. Brown (principal executive officer), and our Controller/Treasurer, Patricia R. Elledge (principal financial officer). Mr. Brown and Ms. Elledge have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART TWO - OTHER INFORMATION

Item 1.  Legal Proceedings

     We are a defendant in various lawsuits generally incidental to our business. We accrue for such items when a liability is both probable and the amount can be reasonably estimated. At September 30, 2003, no amounts were accrued for existing lawsuits. We do not believe that the ultimate resolution of any of our existing lawsuits will have a material effect on our financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

     Exhibits:

     Exhibit 2.1- Agreement and Plan of Merger by and among the Registrant, Patterson-UTI Energy, Inc. and Patterson-UTI Acquisition, LLC, dated May 26, 2003 (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated May 27, 2003)

     *Exhibit 31.1 - Certification of principal executive officer

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

---------------------------------
     *Filed herewith

     (b)  Reports on Form 8-K:

          (1) On August 14, 2003, the Company filed a Current Report on Form 8-K, dated August 14, 2003 furnishing under items 7, 9 and 12 thereof the Company's public announcement of its quarterly financial results for the quarter ended June 30, 2003.

                                SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TMBR/SHARP DRILLING, INC.




November 14, 2003                By:  /s/  Patricia R. Elledge
-----------------                     --------------------------
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

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: November 14, 2003            /s/ Thomas C. Brown
                                   -----------------------------
                                   Thomas C. Brown
                                   Chief Executive Officer
                                   (principal executive officer)

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

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: November 14, 2003            /s/ Patricia R. Elledge
                                   -----------------------------
                                   Patricia R. Elledge
                                   Controller/Treasurer
                                   (principal financial officer)

                                                              Exhibit 32.1


                               CERTIFICATION

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Thomas C. Brown, the Chairman of the Board of Directors and Chief Executive Officer of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2003           /s/ Thomas C. Brown
                                   ---------------------------------------
                                       Thomas C. Brown, Chairman
                                       of the Board of Directors and Chief
                                       Executive Officer

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

                                                             Exhibit 32.2


                               CERTIFICATION

        (Not filed pursuant to the Securities Exchange Act of 1934)

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Patricia R. Elledge, the Controller/Treasurer (chief financial officer) of TMBR/Sharp Drilling, Inc. (the "Company"), hereby certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003 fully complies with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and the information contained in that Form 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: November 14, 2003           /s/ Patricia R. Elledge
                                   -----------------------------------------
                                   Patricia R. Elledge, Controller/Treasurer
                                   (chief financial officer)



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.