Form 10-K/A
period 2003-03-31
TMBR SHARP DRILLING INC
filed 2003-12-30
CIK 751288

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                              Yes (X)   No ( )

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

                              Yes ( )   No (X)

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

                                Explanatory Note

         We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission. Unless otherwise stated, all information contained in the amendment is as of June 27, 2003, the filing date of our original Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

                            TMBR/SHARP DRILLING, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Part I

         Item  1.      Business..............................................   4
         Item  2.      Properties............................................  24
         Item  3.      Legal Proceedings ....................................  24
         Item  4.      Submission of Matters to a Vote of
                         Security Holders....................................  24

Part II

         Item  5.      Market for Registrant's Common Equity
                         and Related Stockholder Matters.....................  25
         Item  6.      Selected Financial Data...............................  27
         Item  7.      Management's Discussion and Analysis
                         of Financial Condition and Results of Operations....  28
         Item  7A.     Quantitative and Qualitative Disclosures
                         About Market Risk...................................  39
         Item  8.      Financial Statements and Supplementary Data...........  40
         Item  9.      Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure..............  71
         Item 9A.      Controls and Procedures .............................   71

Part III

         Item 10.      Directors and Executive Officers of the Registrant....  72
         Item 11.      Executive Compensation................................  74
         Item 12.      Security Ownership of Certain Beneficial
                         Owners and Management and Related Stockholder
                         Matters.............................................  81
         Item 13.      Certain Relationships and Related Transactions........  83
         Item 14.      Principal Accountant Fees and Services ...............  83

Part IV and signatures

         Item 15.      Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K.............................  84
         Signatures      ....................................................  89

                                     PART I

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Some statements contained in our Form 10-K/A report are "forward-looking statements". All statements other than statements of historical facts included in this report, including, without limitation, statements regarding planned capital expenditures, the availability of capital resources to fund capital expenditures, estimates of proved reserves, our financial position and plans and objectives for future operations, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology like "may," "will," "expect," "intend,""anticipate," "estimate," "continue," "present value," "future" or "reserves" or other variations of comparable terminology. We believe the assumptions and expectations reflected in these forward-looking statements are reasonable. However, no assurance can be given that our expectations will prove to be correct or that we will be able to take any actions that are presently planned. All of these statements involve assumptions of future events and risks and uncertainties. Risks and uncertainties associated with forward-looking statements include, but are not limited to:

                  -        fluctuations in prices of oil and gas;

                  - future capital requirements and availability of financing;

                  -        risks associated with the drilling of wells;

                  -        competition;

                  -        general economic conditions;

                  - timing and amount of future production of oil and natural gas;

                  -        operating costs and other expenses;

                  - cash flow, anticipated liquidity and prospects for growth;

                  - estimates of proved reserves and exploitation and exploration opportunities; and

                  -        marketing of oil and natural gas.

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

         At March 31, 2003, our total proved oil and gas reserves were estimated to be:

         -        2,868 MBOE of proved developed reserves; and

         -        456 MBOE of proved undeveloped reserves.

         At March 31, 2003, our total proved oil and gas reserves were estimated to have a standardized measure of discounted cash flows of $37.8 million.

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

DRILLING RIGS

         The following table describes the type and depth capabilities of our 18 onshore drilling rigs.

Rig No.   Depth (in feet) Capacity           Type
-------   ------------------------           ----
  2                 8,500             Weiss W-45
  3                 8,500             Weiss W-45
  4                 8,500             Unit 15
  6*               12,500             National 75A
  7                10,000             Unit 15
 12                11,500             National 50A
 14                12,500             BDW 650
 17                 9,500             Unit 15
 22*               13,500             Brewster -75
 23*               13,500             National 75A
 24*               13,500             Gardner Denver 700
 27*               13,500             Gardner Denver 700
 28*               16,000             Gardner Denver 800
 29*               16,000             Gardner Denver 800
 30*               16,000             Gardner Denver 800
 31*               16,000             BDW 800
 55*               30,000             Gardner Denver DW-2100
 56*               20,000             National 110-M

------------------

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

             Contract Drilling
Year Ended        Revenues       Number of     Percent of
 March 31,    (in thousands)     Rigs Owned    Utilization
----------   -----------------   ----------    -----------
  1999          $ 12,948             17            26.6%
  2000          $ 15,394             18(a)         35.0%
  2001          $ 36,023             19(b)         68.2%
  2002          $ 46,712             18            66.8%
  2003          $ 31,310             18            52.5%

----------------

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

                              Percent of        Number of Wells
Name of Customer            Total Revenues          Drilled
----------------            ---------------     ---------------
EOG Resources, Inc               25%                  20
Pure Resources, L.P.             22%                  22
TMBR/Sharp Drilling, Inc.        14%                   6

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

         The environmental laws that may potentially impact our operations include:

         Water. The Oil Pollution Act, or OPA, was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act, or FWPCA, and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where the spill is into "waters of the United States", or along shorelines. If an oil spill into such waters occurs, we could face substantial liabilities. States in which we operate have also enacted similar laws.

         The Clean Water Act, or the CWA, establishes restrictions and strict controls regulating the discharge of pollutants, including produced waters and other oil and gas wastes, into waters of the United States. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, from certain of our facilities. We believe that, with respect to our oil and natural gas operations, we generally are exempt at present from newly promulgated federal storm water requirements. We are required to maintain a spill prevention control and countermeasure plan with respect to certain of our oil and natural gas facilities. We believe that we are in material compliance with applicable discharge requirements of the CWA. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of the removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide for civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters and can, in some instances, require a greater degree of regulatory control than the CWA. The cost of compliance with the OPA and the CWA have historically not been material to our operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect us in the future. Although no assurance can be given, we believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our business, financial condition or results of operations.

         Part C of the Safe Water Drinking Act, or SWDA, establishes the underground injection control program, or the UIC. The UIC regulates the disposal of wastes by means of deep well injection. Deep well injection is a common method of disposing of produced water and other oil and natural gas wastes. We believe that we are in material compliance with applicable UIC requirements of the SWDA.

         Endangered Species. The Endangered Species Act, or ESA, seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, seismic, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species of its habitat. The ESA provides for criminal penalties for willful violations of the Act. Other statutes provide protection to animal and plant species and may apply to our operations.

         Solid Waste. The federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes govern the disposal of "hazardous wastes." Although the Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, or CERCLA, currently excludes petroleum and natural gas liquids from the definition of "hazardous substances," and the RCRA also excludes certain classes of exploration and production wastes from regulation, such exemptions by Congress under both CERCLA an RCRA may be deleted, limited or modified in the future. If such changes are made to CERCLA and/or the RCRA, we could be required to remove and remediate previously disposed of materials (including materials disposed of or released by prior owners or operators) from properties (including ground water contaminated with hydrocarbons) and to perform removal or remedial actions to prevent future contamination.

         Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, also known as the Superfund law, or CERCLA, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "hazardous substance" into the environment. These persons include the current owner or operator of any site where a release occurred and companies that disposed of, transported, or arranged for the disposal of the hazardous substances at the site. The Superfund also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the ordinary course of our operations, we may have managed substances that may fall within the definition of a "hazardous substance". We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where we disposed of or arranged for the disposal of these substances. This potential liability extends to properties that we owned or operated, as well as to properties owned and operated by others at which disposal of our hazardous substances may have occurred.

         We may also fall into the category of a "current owner or operator". We currently own or lease numerous properties that for many years have been used for the exploration and production of oil and gas. Although we believe that we have utilized operating and disposal practices standard in the industry, hydrocarbons or other wastes may have been disposed of or released by us on or under properties we owned or leased. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, RCRA, and analogous state laws, we could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

         Clean Air. The Clean Air Act of 1970, or CAA, provides for the regulation, largely through state implementation of federal requirements, of emissions of air pollutants from certain facilities and operations. As originally enacted, the CAA sets guidelines for emissions standards for major pollutants (i.e., sulfur dioxide and nitrogen oxide) from newly built sources. In late 1990, Congress passed the Clean Air Act Amendments ("the 1990 Amendments"). The 1990 Amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. We believe that all of our oil and gas facilities are in compliance with federal performance standards mandated under the CAA and the 1990 Amendments.

         Shipment of Hazardous Materials. The Department of Transportation has various laws and regulations, depending on the method of shipment, that apply to shippers of hazardous materials and dangerous goods. These laws and regulations may apply to certain of our operations. We believe we are in material compliance with such applicable laws and regulations.

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

                            Productive Wells
                      ----------------------------
                         Gross           Net
                      -----------  ---------------
                      Oil     Gas   Oil       Gas
                      ---     ---  ------    -----
Texas.............     90      15  15.812    3.428
New Mexico........     27      15   9.510    3.696
Oklahoma  ........      -       3       -     .090
                      ---      --  ------    -----
          Total       117      33  25.322    7.214
                      ===      ==  ======    =====

                                 Acreage
                      -----------------------------
                        Developed      Undeveloped
                      -------------  --------------
                       Gross   Net    Gross    Net
                      ------  -----  ------   -----
Texas.............    18,160  3,869  15,660   4,047
New Mexico........     8,451  2,181   2,936     732
Oklahoma..........     1,920     57       -       -
                      ------  -----  ------   -----
          Total       28,531  6,107  18,596   4,779
                      ======  =====  ======   =====

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

                                                                    Year Ended March 31,
                                                   -------------------------------------------------------
                                                        2003                2002                2001
                                                   ---------------     ---------------     ---------------
           Type of Well                            Gross      Net      Gross      Net      Gross      Net
           ------------                            -----     -----     -----     -----     -----     -----
Exploratory (1)
  Oil......................................          4       2.583       4        .895       3       1.162
  Gas......................................          7       1.720       2        .528       4       1.262
  Dry .....................................          1        .333       2        .673       7       1.937

Development (2)
  Oil......................................          9       1.322       4       1.856       4       2.400
  Gas......................................          -           -       -           -       1        .050
  Dry......................................          -           -       1        .050       2        .100

---------------

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

                                                        Year Ended March 31
                                                 -------------------------------
                                                  2003        2002        2001
                                                 -------     -------     -------
Net Production

     Oil (Bbls) ............................     147,233     127,353     108,886

     Gas (Mcf) .............................     977,342     707,923     428,355

     EBO ...................................     310,123     245,340     180,279

Average Daily Production

     Oil (Bbls) ............................         403         349         298

     Gas (Mcf) .............................       2,678       1,940       1,174

     EBO ...................................         850         672         494

Sales Price

     Oil ($/Bbl) ...........................     $ 26.51     $ 23.19     $ 31.14

     Gas($/Mcf) ............................     $  3.06     $  3.61     $  4.82

     EBO ...................................     $ 22.21     $ 22.45     $ 30.25

Production (Lifting) Costs
     per EBO ...............................     $  6.23     $  7.02     $  7.56

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

         Our revenues, cash flows and profitability are substantially dependent upon prevailing prices for oil and gas, both with respect to our contract drilling operations and our oil and gas operations. In recent years, oil and gas prices and, therefore, the level of drilling, exploration, development and production, have been extremely volatile. Any significant or extended decline in oil and/or gas prices or land drilling activity in our areas of operation will have a material adverse effect on our business, financial condition and results of operations and could impair access to future sources of capital. Demand and prices for our contract drilling services depend upon numerous factors over which we have no control, including:

         - the level of oil and natural gas prices, expectations about future oil and natural gas prices and the ability of international cartels to set and maintain production levels and prices;

         - the cost of exploring for, producing and transporting oil and natural gas;

         -        the level and price of foreign oil and natural gas imports;

         -        the discovery rate of new oil and natural gas reserves;

         - available pipeline and other oil and natural gas transportation capacity;

         -        weather conditions; and

         - international political, military, regulatory and economic conditions and the ability of oil and natural gas companies to raise capital.

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

         The present value of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with SEC requirements, we have based the estimated discounted future net cash flows from proved reserves on prices and costs as of the date of the estimate, whereas actual future prices and costs may vary significantly. The following factors may also affect actual future net cash flow:

         -        the timing of production and related expenses

         -        changes in consumption levels; and

         -        governmental regulations or taxation.

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

ITEM 3.  LEGAL PROCEEDINGS

         We are a defendant in various lawsuits generally incidental to our business. We accrue for such items when a liability is both probable and the amount can be reasonably estimated. At March 31, 2003, no amounts were accrued for existing lawsuits. We do not believe that the ultimate resolution of any of our existing lawsuits will have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of our security holders during the fourth quarter of the fiscal year ended March 31, 2003, and no matters were submitted to a vote of security holders during such period.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the NASDAQ National Market System under the symbol "TBDI". The following table sets forth, on a per share basis for the periods indicated, the range of high and low sales prices for our common stock as reported by NASDAQ. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                       Price
                                                -------------------
                                                 High         Low
                                                -------     -------
Fiscal 2002:
    First Quarter                               $ 19.61     $ 14.50
    Second Quarter                                17.20       11.04
    Third Quarter                                 13.95       10.04
    Fourth Quarter                                15.30       10.10

Fiscal 2003:
    First Quarter                                 17.74       12.41
    Second Quarter                                15.38       12.05
    Third Quarter                                 17.32       12.70
    Fourth Quarter                                17.95       15.25

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

EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information

                                         (a)                        (b)                         (c)
--------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to   Weighted-average exercise   Number of securities
                               be issued upon exercise   price of outstanding        remaining available for
                               of outstanding options,   options, warrants and       future issuance under
                               warrants and rights       rights                      equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a))
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders           613,500                     $9.70                     270,000
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                     0                         0                       6,000(1)
holders
--------------------------------------------------------------------------------------------------------------
Total                                  613,500                     $9.70                     276,000

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

                                                         Years ended March 31,
                                      --------------------------------------------------------------
                                        2003         2002         2001          2000          1999
                                      --------     --------     --------      --------      --------
                                                 (In thousands, except per share amounts)
INCOME STATEMENT DATA
Operating revenues:
  Contract drilling                   $ 31,310     $ 46,712     $ 36,023      $ 15,394      $ 12,948
  Oil and gas                            6,891        5,508        5,454         3,169         1,476
                                      --------     --------     --------      --------      --------

     Total operating revenues           38,201       52,220       41,477        18,563        14,424

Operating costs and expenses:
  Contract drilling                     21,563       26,761       22,767        12,486        10,027
  Oil and gas production                 1,933        1,721        1,363           926           803
  Dry holes and abandonments               420        1,657          811           490           840
  Exploration                              265           60          174            19           106
  Depreciation, depletion
    and amortization                     6,950        6,746        5,137         3,282         2,699
  General and administrative             3,981        2,552        1,918         1,854         1,911
  Writedown of oil and
    gas properties                         459        3,953        1,171           739         1,304
                                      --------     --------     --------      --------      --------
     Total operating costs
       and expenses                     35,571       43,450       33,341        19,796        17,690
                                      --------     --------     --------      --------      --------

     Operating income (loss)             2,630        8,770        8,136        (1,233)       (3,266)

Other income (expenses):
  Interest                                  30           11         (216)           17           151
  Other                                    597        1,035          558             9           (72)
                                      --------     --------     --------      --------      --------

     Total other income (expense)          627        1,046          342            26            79
                                      --------     --------     --------      --------      --------

Net income(loss) before income
  tax provision                          3,257        9,816        8,478        (1,207)       (3,187)
Current benefit (provision)
 for income taxes                           95            -         (170)            -             -
Deferred benefit for income taxes        6,760            -            -             -             -
                                      --------     --------     --------      --------      --------
Net income (loss) before
  extraordinary items                 $ 10,112     $  9,816     $  8,308      $ (1,207)     $ (3,187)
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
                                      ========     ========     ========      ========      ========

Weighted average number of
  common shares outstanding:
       Basic                             5,427        5,220        4,979         4,761         4,711
       Diluted                           5,676        5,474        5,392         4,761         4,711
                                      ========     ========     ========      ========      ========

BALANCE SHEET DATA
  Cash and cash equivalents           $  4,431     $  3,258     $    301      $    980      $  1,195
  Total assets                          55,491       42,635       35,401        23,625        18,923
  Total debt                                 -            -        1,080         2,250             -
  Stockholders' equity                  46,668       35,832       24,606        15,796        16,735

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operation are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management. We analyze our estimates, including those related to oil and gas revenues, oil and gas properties, income taxes and contingencies and litigation, and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

         - Revenue Recognition -Contract Drilling Operations. Drilling revenues from footage and daywork contracts are recognized as work is performed utilizing the percentage-of-completion method. Costs under footage and daywork contracts are recognized in the period they are incurred. Due to the nature of turnkey contracts and risks therein, we utilize the completed contract method to recognize drilling revenues and expenses relating to turnkey contracts. Expected losses on all in-process contracts are recognized in the period the loss can reasonably be determined.

         - Depreciation - Contract Drilling Operations. Drilling equipment is depreciated on a units-of-production method based on the monthly utilization of the equipment. Drilling equipment which is not utilized during a month is depreciated using a minimum utilization rate of approximately 25%. Estimated useful lives range from four to eight years. Other property and equipment is depreciated using the straight-line method of depreciation with estimated useful lives of three to seven years.

         - Revenue Recognition - Oil and Gas Properties. We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. No receivables, payables or unearned revenue are recorded unless a working interest owner's aggregate sales from the property exceed its share of the total reserves-in-place.

         - Successful Efforts Accounting. We account for our oil and natural gas operations using the successful efforts method of accounting. Under this method, all costs associated with property acquisition, successful exploratory wells and all development wells are capitalized. Items charged to expense generally include geological and geophysical costs, cost of unsuccessful exploratory wells and oil and natural gas production costs.

         - Proved Reserve Estimates. Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

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

         - Impairment of Proved Oil and Gas Properties. We review our proved properties whenever management judges that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon management's outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment on a property-by-property basis, which is the lowest level at which depletion of proved properties is calculated.

         - Impairment of Unproved Oil and Gas Properties. Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions.

         - Valuation of Deferred Tax Assets. We compute income taxes in accordance with SFAS No. 109. "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely then not that some portion or all of a deferred tax asset will not be realized.

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

         The following table sets forth certain information relating to our contract drilling operations for the periods indicated:

                                              Year Ended March 31,
                                        --------------------------------
                                          2003        2002        2001
                                        --------    --------    --------
                                           (In thousands, except %'s)
Contract drilling revenues              $ 31,310    $ 46,712    $ 36,023
Contract drilling expenses                21,563      26,761      22,767

Contract drilling expenses as
    a percent of drilling revenues          68.9%       57.3%       63.2%

Rig utilization                             52.5%       66.8%       68.2%

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

         The following table shows certain information relating to our oil and gas operations for the periods indicated:

                                                      Year Ended March 31,
                                              ----------------------------------
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

                                                 Fiscal year ended  March 31,
                                              ----------------------------------
                                                 2003                    2002
                                              -----------            -----------
Quantities:

   Oil (Bbls) ....................                147,233                127,353
   Gas (Mcf) .....................                977,342                707,923

Average Price:

   Oil (Bbls) ....................            $     26.51            $     23.19
   Gas (Mcf) .....................            $      3.06            $      3.61

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

                                                 Fiscal year ended  March 31,
                                              ----------------------------------
                                                 2002                    2001
                                              -----------            -----------
Quantities

   Oil (Bbls) ....................                127,353                108,886
   Gas (Mcf) .....................                707,923                428,355

Average Price

   Oil (Bbls) ....................            $     23.19            $     31.14
   Gas (Mcf) .....................            $      3.61            $      4.82

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

         In addition to certain customary affirmative covenants, the loan agreement contains covenants which restrict us from:

                  - incurring additional debt, incurring or permitting liens to exist on any of our property, assets or revenues;

                  - declaring or paying dividends or other distributions on our stock (or acquiring any of our stock);

                  -        issuing stock;

                  -        entering into transactions with affiliates;

                  -        disposing of assets; and

                  -        undertaking certain other types of transactions.

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

         If the merger with Patterson is not completed, we anticipate that sufficient funds for our capital expenditures in fiscal 2004 will be available from a combination of sources, including:

                  -        borrowings under our line of credit;

                  - funds raised through issuances of equity or debt securities in public or private transactions; and

                  -        internally generated funds.

         The following table shows information regarding capital expenditures we made during the last three fiscal years.

                                                         Year Ended March 31,
                                                    -------------------------------
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

         If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                             March 31,
                                         -----------------
                                          2003       2002
                                         -----------------
                                          (In thousands)
INTANGIBLE ASSETS
Proved leasehold acquisition costs       $4,397     $3,725
Unproved leasehold acquisition costs      2,196      1,967
                                         ------     ------
Total leasehold acquisition costs         6,593      5,692
Less: Accumulated depletion               2,843      2,662
                                         ------     ------
Net leasehold acquisition costs          $3,750     $3,030
                                         ======     ======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                             Page
                                                                                             ----
Independent Auditors' Report..............................................................    41

Balance Sheets, March 31, 2003 and 2002...................................................    43

Statements of Operations, Years ended
   March 31, 2003, 2002 and 2001..........................................................    45

Statements of Stockholders' Equity,
   Years ended March 31, 2003, 2002 and 2001..............................................    46

Statements of Cash Flows,
   Years ended March 31, 2003, 2002 and 2001..............................................    47

Notes to Financial Statements.............................................................    48

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

                                                     /s/  ARTHUR ANDERSEN LLP

Dallas, Texas,
May 18, 2001

                            TMBR/SHARP DRILLING, INC.

                                 Balance Sheets

                             March 31, 2003 and 2002

                        (In thousands, except share data)

               ASSETS                    2003           2002
----------------------------------     ---------      ---------
Current assets:
  Cash and cash equivalents            $   4,431      $   3,258
  Marketable securities                        -             97
  Trade receivables,
    net of allowance for doubtful
      accounts of $941 in 2003
      and $1,401 in 2002.                 10,484         11,011
  Insurance Receivable                     1,063              -
  Inventories                                101            162
  Deposits                                   782            346
  Other                                    1,231          1,018
                                       ---------      ---------

     Total current assets                 18,092         15,892
                                       ---------      ---------

Property and equipment, at cost:
  Drilling equipment                      63,531         61,370
  Oil and gas properties, based on
    successful efforts accounting         42,756         34,616
  Other property and equipment             3,874          3,531
                                       ---------      ---------

                                         110,161         99,517

  Less accumulated depreciation,
    depletion and amortization           (79,695)       (72,947)
                                       ---------      ---------

     Net property and equipment           30,466         26,570
                                       ---------      ---------

Deferred tax asset                         6,760              -
Other assets                                 173            173
                                       ---------      ---------

          Total assets                 $  55,491      $  42,635
                                       =========      =========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.

                                 Balance Sheets

                             March 31, 2003 and 2002

                        (In thousands, except share data)


  LIABILITIES AND STOCKHOLDERS' EQUITY          2003          2002
-----------------------------------------     --------      --------
Current liabilities:
  Trade payables                              $  6,548      $  5,193
  Other                                          2,275         1,610
                                              --------      --------

     Total current liabilities                   8,823         6,803
                                              --------      --------

Contingencies

Stockholders' equity:
  Common stock, $0.10 par value
    Authorized, 50,000,000 shares;
    issued, 6,738,125 and 6,667,725
    shares at March 31, 2003 and
    2002, respectively                             674           667
  Additional paid-in capital                    72,219        71,492
  Accumulated deficit                          (26,075)      (36,187)

  Accumulated other comprehensive
    income                                           -            10
  Treasury stock-common, 1,268,739 shares
    at March 31, 2003, and 2002, at cost          (150)         (150)
                                              --------      --------

     Total stockholders' equity                 46,668        35,832
                                              --------      --------

       Total liabilities and
         stockholders' equity                 $ 55,491      $ 42,635
                                              ========      ========

See accompanying notes to financial statements.

                           TMBR/SHARP DRILLING, INC.

                            Statements of Operations

                    Years Ended March 31, 2003, 2002 and 2001

                        (In thousands, except share data)

                                                             2003            2002             2001
                                                          -----------     -----------     -----------
Revenues:
  Contract drilling                                       $    31,310     $    46,712     $    36,023
  Oil and gas                                                   6,891           5,508           5,454
                                                          -----------     -----------     -----------

          Total revenues                                       38,201          52,220          41,477
                                                          -----------     -----------     -----------

Operating costs and expenses:
  Contract drilling                                            21,563          26,761          22,767
  Oil and gas production                                        1,933           1,721           1,363
  Dry holes and abandonments                                      420           1,657             811
  Exploration                                                     265              60             174
  Depreciation, depletion and
    amortization                                                6,950           6,746           5,137
  Writedown of oil and gas
    properties                                                    459           3,953           1,171
  General and administrative                                    3,981           2,552           1,918
                                                          -----------     -----------     -----------

          Total operating costs
            and expenses                                       35,571          43,450          33,341
                                                          -----------     -----------     -----------

          Operating income                                      2,630           8,770           8,136
                                                          -----------     -----------     -----------

Other income (expense):
  Interest                                                         30              11            (216)
  Gain on sales of assets                                         475             537             256
  Other, net                                                      122             498             302
                                                          -----------     -----------     -----------

          Total other income
            (expense), net                                        627           1,046             342
                                                          -----------     -----------     -----------

Net income before
  income tax provision                                          3,257           9,816           8,478
     Current benefit (provision)
        for income taxes                                           95               -            (170)
     Deferred benefit for
        income taxes                                            6,760               -               -
                                                          -----------     -----------     -----------

Net income                                                $    10,112     $     9,816     $     8,308
                                                          ===========     ===========     ===========

Net income per common share:
     Basic                                                $      1.86     $      1.88     $      1.67
     Diluted                                                     1.78            1.79            1.54
                                                          ===========     ===========     ===========

Weighted average number of common shares outstanding:
     Basic                                                  5,426,998       5,220,047       4,979,082
     Diluted                                                5,676,347       5,473,994       5,391,934
                                                          ===========     ===========     ===========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                       Statements of Stockholders' Equity
                    Years Ended March 31, 2003, 2002 and 2001
                                 (In thousands)

                                                                      Accumulated
                            Common Stock    Additional                   Other      Treasury Stock        Total
                           ---------------    Paid-In   Accumulated  Comprehensive  --------------    Stockholders'
                           Shares   Amount    Capital     Deficit    (Loss) Income  Shares   Amount       Equity
                           ------   ------  ----------  -----------  -------------  ------   ------   -------------
Balance, March 31,
  2000                      6,227   $  623     69,672     $(54,311)    $    (38)    1,269    $ (150)     $ 15,796

Exercise of
   Stock Options              105       10        450            -            -         -         -           460

Net Income                      -        -          -        8,308            -         -         -         8,308

Other comprehensive
   income, net of tax
   Unrealized gain on
   marketable equity
   securities                   -        -          -            -           42         -         -            42
                                                                                                         --------

Comprehensive Income                                                                                        8,350
                           ------   ------   --------     --------     --------     -----    ------      --------

Balance, March 31,
  2001                      6,332   $  633   $ 70,122     $(46,003)    $      4     1,269    $ (150)     $ 24,606
                           ------   ------   --------     --------     --------     -----    ------      --------

Exercise of
   Stock Options              329       33      1,295            -            -         -         -         1,328

Director Stock Award            7        1         75            -            -         -         -            76

Net Income                      -        -          -        9,816            -         -         -         9,816

Other comprehensive
   income, net of tax
   Unrealized gain on
   marketable equity
   securities                   -        -          -            -            6         -         -             6
                                                                                                         --------

Comprehensive Income                                                                                        9,822
                           ------   ------   --------     --------     --------     -----    ------      --------

Balance, March 31,
  2002                      6,668   $  667   $ 71,492     $(36,187)    $     10     1,269    $ (150)     $ 35,832

Exercise of
   Stock Options               57        6        540            -            -         -         -           546

Director Stock Award           13        1        187            -            -         -         -           188

Net Income                      -        -          -       10,112            -         -         -        10,112

Other comprehensive
   loss, net of tax
   Unrealized loss on
   marketable equity
   securities                   -        -          -            -          (10)        -        --           (10)
                                                                                                         --------

Comprehensive Income                                                                                       10,102
                           ------   ------   --------     --------     --------     -----    ------      --------

Balance March 31, 2003      6,738   $  674   $ 72,219     $(26,075)           -     1,269    $ (150)     $ 46,668
                           ======   ======   ========     ========     ========     =====    ======      ========

See accompanying notes to financial statements.

                            TMBR/SHARP DRILLING, INC.
                            Statements of Cash Flows
                    Years Ended March 31, 2003, 2002 and 2001
                                 (In thousands)

                                                         2003            2002            2001
                                                       --------        --------        --------
Cash flows from operating activities:
  Net income                                           $ 10,112        $  9,816        $  8,308
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation, depletion and amortization            6,950           6,746           5,137
      Dry holes and abandonments                            420           1,657             811
      Gain on sales of assets                              (475)           (537)           (256)
      Writedown of properties                               459           3,953           1,171
      Non-cash compensation                                 188              76               -
      Deferred tax benefit                               (6,760)              -               -
      Changes in assets and liabilities:
        Trade receivables, net                              527           2,615          (7,227)
        Inventories and other assets                       (657)           (435)           (212)
        Trade payables                                    1,355          (2,221)          3,174
        Accrued payables and other
          current liabilities                               665            (691)            962
                                                       --------        --------        --------
          Total adjustments                               2,672          11,163           3,560
                                                       --------        --------        --------
     Net cash provided
       by operating activities                           12,784          20,979          11,868
                                                       --------        --------        --------
Cash flows from investing activities:
  Additions to property and equipment                   (14,163)        (19,087)        (12,321)
  Proceeds from sales of property
    and equipment                                           803             817             484
  Insurance proceeds                                      1,104               -               -
  Proceeds from sale of marketable securities                99               -               -
                                                       --------        --------        --------
     Net cash required
       by investing activities                          (12,157)        (18,270)        (11,837)
                                                       --------        --------        --------
     Cash flows from financing activities:
  Proceeds from exercise of stock options                   546           1,328             460

  Proceeds (repayments) from bank loan, net                   -          (1,080)         (1,170)
                                                       --------        --------        --------
     Net cash provided by (required for)
        financing activities                                546             248            (710)
                                                       --------        --------        --------
     Net increase (decrease) in
        cash and cash equivalents                         1,173           2,957            (679)

Cash and cash equivalents at beginning
  of year                                                 3,258             301             980
                                                       --------        --------        --------

Cash and cash equivalents at end of year               $  4,431        $  3,258        $    301
                                                       ========        ========        ========

Non-cash financing activities:
    Issuance of stock for directors compensation       $    188        $     76        $      -

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

         The Company assesses the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then it is recognized to the extent that net capitalized costs exceed discounted future cash flows. Impairments of $459,000, $3,953,000, and $1,171,000 were recorded in 2003, 2002 and 2001, respectively. Management's estimate of future cash flows is based on their estimate of reserves and prices. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties. The Company evaluates the carrying value of its other long-lived assets, consisting primarily of property and equipment, when events or changes in circumstances indicate that the carrying value of such assets may be impaired. The determination of impairment is based upon expectations of undiscounted future cash flows. No impairments of other long-lived assets were recorded in fiscal 2003, 2002 or 2001.

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

                                                        For the Year Ended 2003
                                                ---------------------------------------

                                                  Net                           Per Share
                                                 Income            Shares         Amount
                                                ---------        ---------      ---------
                                                 (In thousands, except for share amounts)
Basic EPS                                       $  10,112        5,426,998        $   1.86

Effect of Dilutive Securities
         Stock Options                                             249,349
                                                                 ---------

Diluted EPS                                     $  10,112        5,676,347        $   1.78
                                                =========        =========        ========

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

                                                  For the Year Ended 2002
                                        ------------------------------------------
                                          Net                            Per Share
                                        Income           Shares            Amount
                                        -------         ---------        ---------
                                         (In thousands, except for share amounts)
Basic EPS                               $ 9,816         5,220,047          $ 1.88

Effect of Dilutive Securities
   Stock Options                                          253,947
                                                        ---------

Diluted EPS                             $ 9,816         5,473,994          $ 1.79
                                        =======         =========          ======

                                                  For the Year Ended 2001
                                        ------------------------------------------
                                          Net                            Per Share
                                        Income           Shares            Amount
                                        -------         ---------        ---------
                                         (In thousands, except for share amounts)
Basic EPS                               $ 8,308         4,979,082          $ 1.67

Effect of Dilutive Securities
   Stock Options                                          412,852
                                                        ---------

Diluted EPS                             $ 8,308         5,391,934          $ 1.54
                                        =======         =========          ======

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

         The SFAS 123 pro forma information for the years ended March 31, 2003, 2002, and 2001 is as follows:

                                                              Years ended March 31,
                                                      -----------------------------------------
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

         If it is ultimately determined that SFAS No. 142 requires the Company to reclassify costs associated with mineral rights from property and equipment to intangible assets, the amounts that would be reclassified are as follows:

                                             March 31,
                                         -----------------
                                          2003       2002
                                         ------     ------
                                           (In thousands)
INTANGIBLE ASSETS
Proved leasehold acquisition costs       $4,397     $3,725
Unproved leasehold acquisition costs      2,196      1,967
                                         ------     ------
Total leasehold acquisition costs         6,593      5,692
Less: Accumulated depletion               2,843      2,662
                                         ------     ------
Net leasehold acquisition costs          $3,750     $3,030
                                         ======     ======

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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

                                 Number                Option Price
                                   of          ----------------------------
                                 Shares          Per Share          Total
                                --------       ----------------------------
Outstanding March 31, 2001       484,400       $4.125-5.5375     $2,030,325

Exercised                       (234,000)       4.125-4.5375       (994,950)
                                --------       -------------     ----------

Outstanding March 31, 2002       250,400       $4.125-4.5375     $1,035,375

Exercised                        (10,400)       4.125-4.5375        (42,900)
                                --------       -------------     ----------

Outstanding March 31, 2003       240,000       $4.125-4.5375     $  992,475
                                ========       =============     ==========

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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

                                 Number                Option Price
                                   of          ----------------------------
                                 Shares          Per Share          Total
                                --------       ----------------------------
Outstanding March 31, 2001             0                   -              0

Granted                          332,000       $ 11.50-17.18     $4,045,200
                                --------       -------------     ----------

Outstanding March 31, 2002       332,000       $ 11.50-17.18      4,045,200

Exercised                        (42,500)      $       11.50       (488,750)
Forfeited                        (14,000)      $       11.50       (161,000)
Granted                           98,000       $       15.93      1,561,140
                                --------       -------------     ----------

Outstanding March 31, 2003       373,500       $ 11.50-17.18     $4,956,590
                                ========       =============     ==========

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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

Year of             Option              Exercise           Expected           Fair
 Grant              Shares                Price              Life             Value
-------             -------             --------           --------          -------
 1999                96,000             $  4.125              5.0            $  2.17
 1999               144,000             $ 4.5375              5.0            $  2.17
 2000                50,000             $  4.125              5.0            $  2.15
 2002                40,000             $  17.18              5.0            $ 10.09
 2002               292,000             $  11.50              5.0            $  6.63
 2003                98,000             $  15.93              5.0            $  8.11

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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

        The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The major components of deferred tax assets and liabilities follows:

                                       March 31, 2003    March 31, 2002
                                       --------------    --------------
                                                (In thousands)
Deferred Tax Assets (Liabilities)
  Federal NOL Carryforwards               $ 11,205          $ 16,051
  Allowance for Bad Debts                      161               476
  Book over tax depreciation
    and amortization                         1,432             1,075
  Accrued Workers Compensation                 245               256
  Other accrued expenses                       163                 6
                                          --------          --------

    Total deferred tax assets               13,206            17,864
    Valuation allowance                     (6,446)          (17,864)
                                          --------          --------

         Net deferred tax asset           $  6,760          $      -
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

         The following table sets forth a reconciliation of the tax provision using statutory rates to the actual tax provision provided in the statements of operations (in thousands):

                                 2003         2002         2001
                                -------      -------      -------
Tax provision (benefit)
  utilizing statutory rates     $ 1,107      $ 3,338      $ 2,882

Utilization of NOL               (1,202)      (3,338)      (2,712)

Change in valuation
     allowance                   (6,760)           -            -
                                -------      -------      -------

Tax provision (benefit)         $(6,855)     $     -      $   170
                                =======      =======      =======

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

The Company's net operating loss carryforwards at March 31, 2003 expire as follows (in thousands):

     2004                $ 9,601
     2005                  7,397
     2006                  5,247
     2007                    822
2011-2015                  9,889
                         -------

    Total                $32,956
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

         Retention Agreements.

         In November, 2002, we entered into retention agreements with ten of our employees. The retention agreements provide assurance that we will be able to rely on the continued dedication and availability of the services of the employees notwithstanding a change in control or proposed change in control of TMBR/Sharp and the associated personal uncertainties and risks. Generally, a "change in control" occurs on the date:

                 - any person becomes the beneficial owner of more than 50% of the combined voting power of our outstanding securities;

                 - (i) our shareholders approve the consolidation, merger or other business combination of TMBR/Sharp in which we are not the surviving or continuing corporation or pursuant to which shares of our common stock are converted into cash, securities or other property, or (ii) our shareholders approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets;

                 - our shareholders approve any plan or proposal for the liquidation or dissolution of TMBR/Sharp:

                 - without the approval or recommendation of a majority of our then existing board of directors, a third person causes or brings about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the board of directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the board of directors such that the then existing members of our board of

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

                      directors thereafter represent a minority of the total number of persons comprising the entire board; or

                 - any shares of any class of our stock are purchased pursuant to a tender or exchange offer (other than an offer by us).

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
                               =======     =======     =======

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

         The Company's results of operations from oil and gas producing activities are as follows:

                                      Years Ended March 31,
                                ---------------------------------
                                 2003         2002         2001
                                -------      -------      -------
                                         (In thousands)
Revenues                        $ 6,891      $ 5,508      $ 5,454

Production costs                  1,933        1,721        1,363

Dry holes and abandonments          420        1,657          811

Exploration Costs                   265           60          174

Depreciation, depletion and
   amortization                   2,575        2,430        1,739

Writedown of oil and gas
   properties                       459        3,953        1,171

Income tax provision                 25            -            -
                                -------      -------      -------

                                $ 1,214      $(4,313)     $   196
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

         The following sets forth proved oil and gas reserves at March 31, 2003, 2002 and 2001:

                                           2003                       2002                      2001
                                   ---------------------      ---------------------     ---------------------
                                     Oil           Gas            Oil        Gas          Oil          Gas
                                    Mbbls         Mmcf          Mbbls        Mmcf        Mbbls         Mmcf
                                   --------     --------      --------     --------     --------     --------
Proved Reserves

    Beginning of Year               1,150.1      6,805.6       1,081.5      6,295.1        605.0      2,948.1

    Revisions of previous
       estimates                     (258.9)       200.3        (192.7)    (1,124.7)       372.2      1,472.4

    Improved Recovery                     -            -             -            -            -            -

    Purchases of minerals in
       place                              -            -             -            -            -            -

    Extensions and discoveries        473.4      6,614.7         388.7      2,343.1        213.2      2,303.3

    Sales of minerals in place            -            -             -            -            -            -

    Production                       (147.2)      (977.3)       (127.4)      (707.9)      (108.9)      (428.7)
                                   --------     --------      --------     --------     --------     --------

    End of year                     1,217.4     12,643.3       1,150.1      6,805.6      1,081.5      6,295.1
                                   ========     ========      ========     ========     ========     ========

Proved Developed Reserves:

    Beginning of year               1,150.1      6,805.6       1,081.5      6,295.1        605.0      2,948.1
                                   --------     --------      --------     --------     --------     --------

    End of year                       882.5     11,915.1         994.7      6,013.9      1,081.5      6,295.1
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

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

upward revisions for the year ended March 31, 2001, is primarily due to the increase in crude oil and natural gas prices.

                                                          March 31,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
                                                       (In thousands)
Standardized Measure

     Future cash inflows                           $ 86,678      $ 45,533

     Future production costs                        (14,257)       (9,019)

     Future development costs (1)                    (3,645)       (1,595)
                                                   --------      --------

     Future net cash flows before income taxes       68,776        34,919

     Future income taxes                             (9,125)            -
                                                   --------      --------

     Future net cash flows                           59,651        34,919

     10% annual discount for estimated
        timing of cash flows                        (21,850)      (13,165)

     Standardized measure of discounted
         net cash flows                            $ 37,801      $ 21,754
                                                   ========      ========

(1)The Company estimates that it will incur the following amounts to develop proved undeveloped reserves over the next three fiscal years (in thousands):

2004                          $2,165
2005                             614
2006                               0

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

                                                                                 2003          2002          2001
                                                                               --------      --------      --------
                                                                                          (In thousands)
Increase (decrease):

    Sales of minerals in place                                                        -             -             -
    Purchases of minerals in place                                                    -             -             -
    Extensions and discoveries and improved
         recovery, net of future production and
         development costs                                                     $ 18,903      $  6,997      $  9,229
    Accretion of discount                                                         2,175         2,932         1,049
    Net change in sales prices net of production costs                            5,845        (9,117)        5,141
    Changes in estimated future developments costs                                 (226)         (288)          (15)
    Revisions of quantity estimates                                                (825)       (2,956)        7,812
    Net changes in income taxes                                                  (2,856)            -             -
    Sales, net of production costs                                               (4,958)       (3,787)       (4,091)
    Changes of production rates (timing) and other
         Net increase (decease)                                                  (2,011)       (1,346)         (292)
                                                                               --------      --------      --------
                                                                                 16,047        (7,565)       18,833

    Standardized measure of discounted future net cash flows:
            Beginning of year                                                    21,754        29,319        10,486
                                                                               --------      --------      --------

            End of year                                                        $ 37,801      $ 21,754      $ 29,319
                                                                               ========      ========      ========

     During the fiscal year ended March 31, 2003, approximately $.4 million was expended to develop proved undeveloped reserves. No amounts were expended to develop proved undeveloped reserves during the fiscal years ended March 31, 2001 and 2002.

                            TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

(10) Supplementary Quarterly Financial Data (Unaudited)

                                                  First           Second            Third           Fourth           Total
                                               ------------    ------------     ------------     ------------    ------------
                                                                 (In thousands, except per share amounts)
2002

     Total Revenue ......................      $     15,027    $     15,559     $     12,110     $      9,524    $     52,220
                                               ============    ============     ============     ============    ============

     Net income (loss) attributable
         to common stock ................      $      5,315    $      5,256     $      2,624     $     (3,379)   $      9,816
                                               ============    ============     ============     ============    ============

     Net income (loss) per share:
         Basic ..........................      $       1.04    $       1.03     $       0.50     $      (0.63)   $       1.88
                                               ============    ============     ============     ============    ============

         Diluted ........................              0.97            0.96             0.48            (0.60)           1.79
                                               ============    ============     ============     ============    ============

2003

     Total Revenue ......................      $      9,428    $      9,747     $      9,003     $     10,023    $     38,201
                                               ============    ============     ============     ============    ============

     Net income (loss) attributable
         to common stock ................      $      1,071    $      1,343     $        812     $      6,886    $     10,112
                                               ============    ============     ============     ============    ============

     Net income (loss) per share:
         Basic ..........................      $       0.20    $       0.25     $       0.15     $       1.26    $       1.86
                                               ============    ============     ============     ============    ============

         Diluted ........................      $       0.19    $       0.24     $       0.14     $       1.20    $       1.78
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

                           TMBR/SHARP DRILLING, INC.

                          Notes to Financial Statements

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

ITEM 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) promulgated under the Securities Exchange Act of 1934, was evaluated by our management, with the participation of our Chief Executive Officer, Thomas C. Brown (principal executive officer), and our Controller/Treasurer, Patricia R. Elledge (principal financial officer). Mr. Brown and Ms. Elledge have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K/A, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

         There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2003) that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and officers of TMBR/Sharp at June 10, 2003 were as follows:

                                                                                                        Director
                                                                                                      or Officer
           Name                       Age          Position with TMBR/Sharp                              Since
--------------------------            ---          ------------------------                           ----------
Thomas C. Brown                       76           Chairman of the Board of Directors
                                                     and Chief Executive Officer                         1982

David N. Fitzgerald (1)(2)            80           Director                                              1984

Michael M. Cone (2)                   65           Director                                              2001

Raymond E. Batchelor (1)              69           Director                                              2001

James B. Taylor (2)                   65           Director                                              2001

Jeffrey D. Phillips                   43           President                                             1997

Don H. Lawson                         64           Vice President - Operations                           1992

Patricia R. Elledge                   45           Controller/Treasurer                                  1994

James M. Alsup                        66           Secretary                                             1982

------------------------------

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

                           Summary Compensation Table

                                                                                        Long-Term Compensation
                                                                                        ----------------------
                                                    Annual Compensation                   Awards               Payouts
                                              -----------------------------     --------------------------     -------
                                                                     Other                      Securities                  All
                                                                    Annual      Restricted      Underlying                 Other
                                                                    Compen-       Stock           Options/      LTIP      Compen-
  Name and Principal                           Salary       Bonus   sation        Awards           SARs        Payouts    sation
       Position                   Year          ($)          ($)     ($)           ($)             (#)           ($)        ($)
----------------------            ----        -------       -----   -------     ----------      ----------     -------    -------
Thomas C. Brown,                  2003        240,000         0       (1)           0                  0          0          0
  Chairman of the                 2002        233,820         0       (1)           0             40,000          0          0
Board of Directors and            2001        170,100         0       (1)           0                  0          0          0
Chief Executive
  Officer

Jeffrey D. Phillips               2003        140,277         0       (1)           0                  0          0          0
  President                       2002        136,119         0       (1)           0             30,000          0          0
                                  2001         94,644         0       (1)           0                  0          0          0

Patricia R. Elledge               2003        113,931         0       (1)           0                  0          0          0
   Controller and                 2002        105,694         0       (1)           0             10,000          0          0
  Treasurer                       2001        100,974         0       (1)           0                  0          0          0

----------------------------

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

                       Aggregated Option/SAR Exercises in

            Last Fiscal Year and Fiscal Year - End Option/SAR Values

                                                                                                     Value of
                                                               Number of                            Unexercised
                                                  Securities Underlying Unexercised                In-The-Money
                      Shares                                  Options/SARs                         Options/SARs
                    Acquired on      Value              at Fiscal Year-End (#)               at Fiscal Year-End ($)(2)
                     Exercise       Realized      ---------------------------------       -------------------------------
      Name             (#)           ($)(1)        Exercisable        Unexercisable        Exercisable       Unexercisable
--------------      -----------     --------       -----------        -------------        -----------       -------------
T. C. Brown             0              0            209,000             32,000             $2,715,090           $189,120

J. D. Phillips          0              0             29,500             22,500             $  336,595           $132,975

P. R. Elledge           0              0              5,000              5,000             $   29,550           $ 29,550

-------------------------

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

         Retention Agreements. In November, 2002, we entered into retention agreements with ten of our employees, including Mr. Brown, the Chairman of the Board of Directors and Chief Executive Officer of TMBR/Sharp; Mr. Phillips, the President of TMBR/Sharp; Ms. Elledge, the controller of TMBR/Sharp; and Mr. Lawson, Vice President-Operations of TMBR/Sharp. The retention agreements provide assurance that we will be able to rely on the continued dedication and availability of the services of the employees notwithstanding a change in control or proposed change in control of TMBR/Sharp and the associated personal uncertainties and risks. Generally, a "change in control" occurs on the date:

                  - any person becomes the beneficial owner of more than 50% of the combined voting power of our outstanding securities;

                  - (i) our shareholders approve the consolidation, merger or other business combination of TMBR/Sharp in which we are not the surviving or continuing corporation or pursuant to which shares of our common stock are converted into cash, securities or other property, or (ii) our shareholders approve the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets;

                  - our shareholders approve any plan or proposal for the liquidation or dissolution of TMBR/Sharp:

                  - without the approval or recommendation of a majority of our then existing board of directors, a third person causes or brings about (through solicitation of proxies or otherwise) the removal or resignation of a majority of the then existing members of the board of directors or if a third person causes or brings about (through solicitation of proxies or otherwise) an increase in the size of the board of directors such that the then existing members of our board of directors thereafter represent a minority of the total number of persons comprising the entire board; or

                  - any shares of any class of our stock are purchased pursuant to a tender or exchange offer (other than an offer by us).

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

              [The remainder of this page intentionally left blank]

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

                                           Amount and
                                            Nature of                     Percent
      Name and Address                      Beneficial                      of
    Of Beneficial Owner                    Ownership(1)                    Class
    -------------------                    ------------                    -----
Raymond E. Batchelor                      16,200 (2)(4)                         *
4325 E. 51st St., Suite 104
Tulsa, Oklahoma 74135

Thomas C. Brown                             379,297 (3)                     6.65%
4607 West Industrial Blvd.
Midland, Texas 79703

Michael M. Cone                              24,900 (4)                         *
909 Wirt Road
Houston, Texas 77024-3405

Patricia R. Elledge                           5,000 (5)                         *
4607 West Industrial Blvd.
Midland, Texas 79703

David N. Fitzgerald                          68,282 (4)                     1.24%
2300 West 42nd Street
Odessa, Texas 79764

Jeffrey D. Phillips                          29,500 (5)                         *
4607 West Industrial Blvd.
Midland, Texas 79703

James B. Taylor                              14,600 (4)                         *
15 Sunflower Dr.
Santa Fe, New Mexico 87501

State Street Research & Management
  Company                                   689,700 (6)                    12.55%
One Financial Center, 30th Floor
Boston Massachusetts, 02111-2609

Patterson - UTI Energy, Inc.              1,058,673 (7)                    19.26%
4510 Lamesa Highway
Snyder, Texas 79549

All Directors and                           563,269 (8)                     9.70%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         This information is not required to be disclosed in this Annual Report on Form 10-K/A pursuant to the SEC's Final Rule Release No. 33-8183, dated January 28, 2003.

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

Exhibit 10.15 -     Incentive Stock Option Agreement dated
                    September 1, 1998, between Thomas C. Brown and the
                    Registrant (Incorporated by reference to Exhibit
                    10.22 in Registrant's Annual Report on Form 10-K
                    dated June 29, 1999)

Exhibit 10.16 -     First Amended and Restated Nonstatutory
                    Stock Option Agreement dated September 1, 1998,
                    between Patricia R. Elledge and the Registrant
                    (Incorporated by reference to Exhibit 10.23 in
                    Registrant's Annual Report on Form 10-K dated June
                    29, 1999)

Exhibit 10.17 -     First Amended and Restated Nonstatutory
                    Stock Option Agreement dated September 1, 1998,
                    between Jeffrey D. Phillips and the Registrant
                    (Incorporated by reference to Exhibit 10.24 in
                    Registrant's Annual Report on Form 10-K dated June
                    29, 1999)

Exhibit 10.18 -     First Amended and Restated Nonstatutory
                    Stock Option Agreement dated September 1, 1998,
                    between Joe G. Roper and the Registrant
                    (Incorporated by reference to Exhibit 10.25 in
                    Registrant's Annual Report on Form 10-K dated June
                    29, 1999)

Exhibit 10.19 -     First Amended and Restated Nonstatutory
                    Stock Option Agreement dated September 1, 1998,
                    between Thomas C. Brown and the Registrant
                    (Incorporated by reference to Exhibit 10.26 in
                    Registrant's Annual Report on Form 10-K dated June
                    29, 1999)

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

Exhibit 10.27 Security Agreement, dated as of May 26, 1998, as renewed and extended by Renewal and Extension of Security Agreement, dated as of June 26, 2000, between the Registrant and Wells Fargo Bank Texas,
                    N.A. (Incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K dated June
                    27, 2003)

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

----------------------

*Filed herewith

(b) No reports on Form 8-K were filed during the last quarter of fiscal 2003.

                                                                     Schedule II

                            TMBR/SHARP DRILLING, INC.

                        Valuation and Qualifying Accounts

                    Years ended March 31, 2003, 2002 and 2001

                                                                   Recoveries
                               Balance at        Additions           or other         Balance
                               beginning        charged to           reserve          at end
        Description             of year         operations         reductions         of year
    ----------------------    -------------     ----------         ----------       ----------
                                              (In thousands)
Allowance for
 doubtful accounts:

          2003                  $ 1,401           $  143             $   603         $    941

          2002                  $ 1,227           $  174             $     -         $  1,401

          2001                  $ 1,486           $  125             $   384         $  1,227

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TMBR/SHARP DRILLING, INC.

December 30, 2003                               By /s/ Thomas C. Brown
                                                   -----------------------------
                                                   Thomas C. Brown, Chairman
                                                   of the Board of Directors

                                INDEX TO EXHIBITS

Exhibit No.                   Exhibit Description

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

Exhibit 10.24 Retention Agreement, dated November 8, 2002, between Don H. Lawson and the Registrant. (Incorporated by reference to Exhibit 10.24 of Registrant's Quarterly Report on Form 10-Q dated November 13, 2002)

Exhibit 10.25 Form of Stock Purchase Agreement, dated as of February 13, 1997, between the Registrant and the stockholders named therein (Incorporated by reference to Exhibit 10.1 in the Registrant's Registration Statement on Form S-3, No. 333-23391)

Exhibit 10.26 Second Amended and Restated Loan Agreement dated June 26, 2000 between Wells Fargo Bank, Texas N. A. and the Registrant. (Incorporated by reference to Exhibit 10.1 in Registrant's Quarterly Report on Form 10-Q dated August 9,2000)

Exhibit 10.27 Security Agreement, dated as of May 26, 1998, as renewed and extended by Renewal and Extension of Security Agreement, dated as of June 26, 2000, between the Registrant and Wells Fargo Bank Texas, N.A. (Incorporated by reference to Exhibit 10.27 of Registrant's Annual Report on Form 10-K dated June 27, 2003)

*Exhibit 23.1    Notice Regarding Consent of Arthur Andersen LLP

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

---------------------

*Filed herewith